Form 10QSB
period 1999-09-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2000-01-28
CIK 1084047

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1999

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


COMMISSION FILE NUMBER 000-1084047
                       -----------


                      INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)



          California                                      95-4691878
----------------------------------            ----------------------------------
(State or other jurisdiction of               (IRS Employer  Identification No.)
 incorporation or organization)


827 State Street, Suite 26, Santa Barbara, CA 95682     Telephone 805 899 1299
--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---  ---

The number of shares of the registrant's common stock as of September 30, 1999:
17,910,120 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---



                             TABLE OF CONTENTS
                             -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE





                       INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                          (a development stage company)
                                  BALANCE SHEET
                  AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (unaudited)


                                  September 30, 1999          December 31, 1998
                                  ------------------          -----------------
ASSETS


     Current assets

Cash                             $    1,000                   $       1,000
                                   -----------------          -----------------

     Total current assets        $    1,000                   $       1,000
                                   -----------------          -----------------
     Total assets                $    1,000                   $       1,000
                                   =================          =================


LIABILITIES AND SHAREHOLDERS' EQUITY

     Shareholders' equity

Common stock (no par value)
20,000,000 shares authorized
September 30, 1999 - 1,077,100
issued; December 31, 1998
1,077,100 issued

                                  $   2,084                     $      2,019
Paid in capital                      16,825                           16,825
Deficit accumulated during
development stage                   (17,893)                        ( 17,502)
                                    --------                         --------
Total shareholders' equity        $     400                     $          9

Total liabilities and
shareholders' equity              $   1,000                     $      1,000
                                  ================             ================













                          INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                           (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                   AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998
         AND FOR THE PERIOD FROM INCEPTION MAY 27, 1998 TO SEPTEMBER 30, 1998
                                   (unaudited)

                                                                              From inception
               Nine months ended    Nine months ended   Nine months ended     May 27 to
               September 30, 1999   September 30, 1998  September 30, 1999    September 30, 1998
               ------------------   ------------------  -------------------  -----------------
Sales         $             -0-    $             -0-     $           -0-      $             -0-


               ------------------   ------------------  -------------------  ------------------

Total income: $             -0-    $             -0-     $           -0-      $             -0-

Expenses

Administrative            (391)    $         (17,502)    $         (391)      $        (17,502)

               ------------------   ------------------  -------------------  ------------------
    Total expenses        (391)    $         (17,502)    $         (391)      $        (17,502)


Loss from operations      (391)    $         (17,502)    $         (391)      $        (17,502)

               ------------------   ------------------  -------------------  ------------------
Net loss      $           (391)    $         (17,502)    $         (391)      $        (17,502)

               ==================   ==================  ===================  ==================




                              INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                  (a development stage company)
                          STATEMENT OF CHANGES IN FINANCIAL POSITION
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                   AND THE PERIOD FROM INCEPTION MAY 27 TO SEPTEMBER 30, 1998
                                          (unaudited)

                                                                             From inception
                                                 Nine months ended                May 27 to
                                                 September 30, 1999      September 30, 1998
                                                 ------------------      ------------------
Funds provided from (used for)operations
     Net (loss) during development stage         $        (   391)       $        (17,502)
     Accounts payable                                         391                     600
     Stocks issued for services                                 -                  15,702
Funds provided by (used for) operating activities               -                     237


Funds provided from (used for) financing activities

     Proceeds from sale of stock                            2,200                       -
                                                 ------------------      ------------------

Net funds provided from (used for) all activities           7,500        $        215,012

Cash balance at beginning of year                           1,000                       -
                                                 ------------------      ------------------

Cash balance at end of period                    $          1,000        $          1,000

                                                 ==================      ==================



                                INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                    (a development stage company)
                                 STATEMENT OF SHAREHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                           (unaudited)


                                                           Common stock
                                            -------------------------------------------
                                                  Number
                                                of shares       Amount     Deficiency
                                                ----------      ------     ----------

Balance December 31, 1998                       1,077,100       17,902      ( 17,502)

Net (loss) during development stage                                          (17,983)
                                                ----------      ------     ----------
Balance September 30, 1999                      1,077,100       17,902          (391)
                                              ============     =========  =============



                            INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                 (a development stage company)
                                 NOTES TO FINANCIAL STATEMENTS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                        (unaudited)

1.   GENERAL

The financial statements have been prepared by management without audit and should be read in conjunction with the financial statements and notes thereto for the year 1998. The Company is still in the development stage and the results of interim periods are not indicative of the results for the year. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for the fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

The Company has been in the development stage since inception. The Company's activities have consisted of developing its plan of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  The Company uses the accrual method of accounting.

B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customers.

C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

E. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight-line method for reporting purposes and for tax purposes.

F. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  3.   OTHER MATTERS

AMENDMENT TO ARTICLES OF INCORPORATION: The Company originally issued 1,077,000 common shares of stock, when the Company was acting as its own transfer agent. However, the Company's new transfer agent refused to recognize the issue of 77,000 of the 1,077,000 common shares of stock, due to the fact that the Company's articles of incorporation had not been amended to provide for an increase in capital. On March 1, 1999, the Company amended its articles of incorporation to authorize capital of 20,000,000 common shares. Since the filing of this amendment was delayed, this resulted in a a difference between the shares outstanding on December 31, 1998 as shown on the official share register of the transfer agent and the Company's audited financial statements.

SUBSEQUENT EVENTS: On November 26, 1999, the Company effected an 8-1 forward split of its common shares of stock, resulting in outstanding shares of 17,910,120.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of providing sales of computer related software and related services. The Company has not yet commenced operations, but is in the process of developing its web site at www.innovative-software.net.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE


SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Software Technologies, Inc.


   Dated: December 17, 1999        By:  /s/ Jeffrey Volpe
                                        ---------------------------
                                          Jeffrey Volpe, President



   Dated: December 17, 1999        By:  /s/ Agata Gotova
                                        -------------------------------------
                                        Agata Gotova, Chief Financial Officer



[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[TEXT]
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-1999
[PERIOD-END]                               SEP-30-1999
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                  1000
[PP&E]                                            1000
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                    1000
[CURRENT-LIABILITIES]                             1000
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          2084
[OTHER-SE]                                      (17983)
[TOTAL-LIABILITY-AND-EQUITY]                      1000
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                  (391)
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                   (391)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                               (391)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                      (391)
[EPS-BASIC]                                       (.00)
[EPS-DILUTED]                                     (.00)