Form 10-K
period 1999-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2000-03-15
CIK 1084047

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                           FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

               INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
            (Name of Small Business Issuer in its Charter)


             Nevada                             13-3500-677
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

         827 State Street, Suite 26
     Santa Barbara, California                                 93101
(Address of principal executive offices)                     (Zip Code)

                 Issuer's telephone number: (805)899-1299

          SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                     None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Title of each class to be so registered

                                  Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes X     No
                         -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended December 31, 1999 were $0

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 1999, computed by reference to the issuer's shareholder's list as composed by the issuer's transfer agent at February 5, 2000, of 816,800 shares of the registrant's Common Stock, which is not quoted on any exchange on such date, was approximately $816,800. As at December 31, 1999, there were 9,149,320 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)

                       Yes X    No
                         -----   -----
  PART 1
  ------
Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1. "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.

  ITEM 1.   DESCRIPTION OF BUSINESS

  A.   IN GENERAL.

Innovative Software Technologies, Inc.(the "Company"), a California Corporation, was incorporated on September 23, 1996. The Company is a development stage company, engaged in the business of specialty software sales on the Internet. The Company's plan is to develop an Internet web site and offer discount sales of specialty business to business software to businesses, with after market support by local support teams of computer and software technicians and personnel. The Company has hired a web site designer with experience not only web site development but also wholesale buying and retail sales of software. The Company's plan is to become the leading seller of business related software on the Internet.

Government approval is not necessary for the Company's business, and government regulations have no or only a negligible effect on their respective businesses.

The Company has not booked any significant research and development costs and therefor do not expect to pass any of those costs to customers. And has no product development or research and development costs.

On November 26, 1999, the Company effected an 8 to 1 forward split of its capital common stock, increasing the authorized common shares to 160,000,000, and its par value to $0.008.

The Company's mailing address is 827 State Street, Suite 26, Santa Barbara, CA 93101.The telephone number of its principal executive office is (805) 560-1308.

FORWARD LOOKING STATEMENTS

This registration statement contains forward-looking statements. The Company's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

THE INDUSTRY

The Internet industry is a young industry, but one of the fastest growing industries in the country. The Company has seen a market niche in providing business to business computer software and hardware sales, coupled with local aftermarket support, as opposed to an Internet sale that never involves the prospect of human contact, if the customer has a problem or a question.

MARKETING

The Company is developing an Internet web site with full e commerce capabilities, which will offer the company's products for sale to the Internet business consumer. The Company will promote its web site and its products by conventional advertising and marketing. With the proceeds of this offering, the Company plans to hire a sales force and offer "multi-level marketing" incentives for sales.

To help achieve its sales goals, the Company plans to implement an aggressive online marketing campaign. The objective will be to name awareness for the Company in the online community and to continually acquire new visitors to its Web site. One of the best ways to attract this target audience is to achieve high visibility in the places where prospective customers are likely to be browsing. The Company's online campaign will target sites that generate high traffic from Internet users who fit the Company's customer profile. In order to create this market presence and increase customer awareness, the Company intends to promote its Web site on the most effective search engines, directories and promotional sites the Internet offers. However, the Company has not yet developed its Web site, and there can be no assurance that it will implement these programs. The programs to establish visibility and increase traffic to the web site include directory submissions to make sure the company is listed in the top five listings on the major search engines such as Yahoo, America Online, Excite, Infoseek, HotBot, AltaVista, and Lycos, when a potential visitor types in key words related to business software sales. Of course, there can be no assurance that the Company can obtain such a status, but it will continually update its submissions to search engines to keep them current and will update its site weekly. The Company will review its site data to optimize its listing. Once the site data has been perfected, the Company's site will be submitted to the top 75 search engines and promotional sites.

While listing a Web site with the search engines and promotional sites is a high priority for the foundation of the Company's Internet program, targeted links with sites of similar interest is another powerful method of obtaining visitors that are interested in the Company's site. The Company will search for sites of similar interest where it is likely to find its target audience to place targeted links. These links will increase targeted traffic to the Company's Web site.

The Company intends to design a professional banner and place it with various sites on a "reciprocal" basis, at no charge to the Company. The Company also plans to purchase online ad banners on highly trafficked Web sites that appeal to the Company's target audience. The Company will work with a nationally recognized media buying firm to research the sites that are regularly visited by prospective customers in order to design and to execute an online advertising campaign on a cost-per-lead or similar direct response basis.

Online communities such as Mailing Lists, Newsgroups, and Online Service Forums tend to be very successful in driving traffic to sites as Internet surfers use these communities to get advice from their peers. The Company will work with a firm to seed messages about its offerings in the various online communities that are visited by its target audience. Companies specializing in Community Discussion Seeding include Word of Net Promotions, Web promote and Agency.

Targeted e-mail announcements with information about the Company's products and services will be sent to individuals who have expressed an interest in receiving information within targeted categories. These individuals have voluntarily signed up to receive these e-mail messages about specific topics and are more likely to read them. Response rates are expected to average between 5% to 10%.These efforts will results in Company Web site visits by these individuals because they have an interest in the Company's products and services and can click-through Hyperlinks created in the Company's e-mail announcement. Each e-mail message will contain a header that specifies that the e-mail was sent to the recipient because they had subscribed to a particular service.

The Company expects to maintain a clean corporate image by practicing "etiquette" when sending e-mail messages. In order to differentiate between e-mail messages that are voluntarily requested and true "spamming" from unwelcome sources, the Company plans to only send targeted e mail to those individuals who have voluntarily requested to receive such announcements, and always give the participants the option to remove themselves from the e mail lists.

The Company intends to announce its products and services on the Web in press relases. Favorable articles or editorial pieces about the Company's Web site can generate tremendous visibility and opportunity to sell its products and services. The Company will e-mail its press releases to targeted publications selected from a database of over 30,000 media resources. Press releases can be distributed within 72 hours.

THE PRODUCTS

The Company offers a full line of business oriented software manufactured by others.

PATENTS

The Company holds no patents for its products. The Company is the registered owner of the Internet domain name, www.software-software-software.com.

COMPETITION

The business of providing retail business to business computer software sales is one of intense competition. Other companies making Internet software sales and other companies have financial resources superior to the Company, so there can be no assurance that the Company's projected income will not be affected by its competition. There are also many other companies with greater financial resources that the Company who offer computer sales on the Internet. However, the Company feels it is able to compete adequately with these other companies, by maintaining and updating its website to insure that it receives recognition from the Internet search engines on an ongoing basis. However, there can be no assurance that companies with greater buying power will be able to undercut the Company's pricing structure.

GOVERNMENT REGULATION

Government approval is not necessary for the Company's business, and government regulations have no effect or a negligible effect on its business.

EMPLOYEES

The Company presently employs two employees, the President, Jeffrey Volpe, who devotes his part time efforts to the Company, and a computer consultant, web site designer and software buyer, who devotes his part time efforts to the Company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company rents professional offices from its attorney, Kenneth G. Eade, on a month to month basis, pursuant to an oral agreement. The Company has no other property, other than office equipment. The Company owns its domain name to its web site, www.software-software-software.com.

ITEM 3. LEGAL PROCEEDINGS

The Company is not subject to any litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is not listed or quoted at the present time, and there is no present public market for the Company's common stock. The Company has obtained a market maker who has filed a form 211 with the National Association of Securities Dealers to quote the Company's securities on the NASD OTC Bulletin Board, but there can be no assurance that the Company's stock will be quoted on the NASD OTC Bulletin Board.

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

PENNY STOCK STATUS

If and when it creates a market for its common stock, the Company's common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934.This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

1.Prior to the t`ransaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

2.Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

3.Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

4.The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

(1) The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

(2) Source of information: Stockmaster Stock Quotation Service
(Stockmaster.com) and Freerealtime.com, NASD Bulletin Board.

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 1999 was 28.

DIVIDENDS

No dividends have been declared or paid on the Company's common stock.



ITEM 6.MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 PLAN OF OPERATIONS

 The Company is engaged in the business of sales of business to business software on the Internet.The Company's plan is to develop an Internet web site and offer discount sales of software to the public, with after market support by local support teams of computer and software technicians and personnel.The Company has financed its operations to date through the sale of its securities.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. The Company has no current material commitments. The Company intends to undertake a subsequent private placement of its common stock in order to raise future development and operating capital. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.The Company believes that its efforts to raise capital will be assisted greatly by obtaining a quotation of its common stock on the NASD OTC Bullwtin Board, but there can be no assurance that it will be successful in obtaining this listing.

 The Company has no current material commitments. The Company will seek to raise capital as a cash reserve, but there can be no assurance that the Company will be successful in raising the capital it needs through sales of its common stock.

There is no contemplated product research and development costs the Company will perform for the next twelve months, because the Company employee who is designing and promoting the web site has been prepaid with company stock. There is no expected purchase or sale of any plant or significant equipment, and there is no expected significant changes in the number of employees contemplated.

The Company's plan of operations over the next 12 months includes implementing its marketing plan by developing its web site, and vigorously promoting it to businesses worldwide. The Company will seek to foster long term relationships and word of mouth referrals through customer service.


The Company has no current material commitments. The Company has just recently commenced operations, has no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

PATENTS

 The Company holds no patents for its software.

 FORWARD LOOKING STATEMENTS

 This registration statement contains forward-looking statements. The Company's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

 ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.


 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There were no changes in, or disagreements with accountants on accounting and financial disclosure for the two most recent fiscal years.

 PART III.
 ---------

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 Directors are elected by the shareholders to terms of one year. Officers serve at the pleasure of the Board of Directors, and serve one year terms unless removed by the Board prior to their terms.

The Executive Officers of the Company and its subsidiaries, and their ages, are as follows:

 Name                           Age                    Position
 ---------------------
 Jeffrey Volpe                   43                    President, Director


 Agata Gotova                    28                   Secretary, Treasurer,
                                                      Director

Jeffrey Volpe. Mr. Volpe is the President, Chief Executive Officer, and Director of the Company. He is also the President and Chief Executive Officer of Mercury Software. He is also the Secretary of Russian-caviar.com, Russian Imports.com, and FirsTelevision.com. Mr. Volpe has over twelve years' experience in computer programming, hardware and software. Mr. Volpe has extensive experience in web site design, , PERL and CGI scripting, development of software macros for legal support services, as well as legal research and support.

Agata Gotova. Ms. Gotova is the current Secretary, Chief Financial Officer and Director of the Company. She is also the President and Director of Russian-caviar.com, Russian Imports.com, and FirsTelevision.com. She is also the Secretary of Cinecam Corporation. For the past five years, she has been engaged in the import and export business, specializing in trade with Russia and the former Soviet Republics. For a period of four years prior to 1997, Ms. Gotova resided and did business in Paris, France. She speaks French, English and Russian fluently. Ms. Gotova was educated at the University, Minister of International Affairs, Moscow, and Sorbonne University, Paris.

 FAMILY RELATIONSHIPS.

 There are no family relationships among directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

 INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

 The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.

 SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC").Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

 Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended March 31, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

  ITEM 10. EXECUTIVE COMPENSATION.

 The Company has made no provisions for cash compensation to its officers and directors. The only non-cash compensation paid to officers and directors was the $2,000 compensation paid to the President in 1999, and the only non-cash compensation paid by the Company is reflected in section in Item 7 below. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year. The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered up to the period ended December 31, 1999.

Annual Compensation
-------------------
Name and Position           Salary        Bonus       Annual Deferred Salary

Jeffrey Volpe, President    $2000.00        0                   0

 LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

 The Company has no long-term incentive plans or awards to report for last fiscal year other than that which has already been reported.

 COMPENSATION OF DIRECTORS


 The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

 EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

 There are no written contracts or agreements. Employee compensation is set by the members of the Board of Directors.

 ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (I) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

 Name and Address              Number of Shares          Percentage Owned
 ----------------              ----------------          ----------------
 Agata Gotova  (2)              5,640,000                     61.77%
 827 State Street
 Santa Barbara, CA 93101

 Jeffrey Volpe                  800,000                        8.76%
 P.O. Box 2132
 Ventura, CA 93002

 Richard Tearle                 600,000                        6.57%
 1216 State Street #305
 Santa Barbara, CA 93101



 Officers and Directors         7,040,000                     77.11%
 as a Group
------------
(1) Table is based on current outstanding shares of 9,129,320.
(2) Agata Gotova is the wife of the Company's attorney, Kenneth G. Eade.



 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The Company's founders, or promoters, are Agata Gotova and Jeffrey Volpe. The Company rents its offices from its attorney, Kenneth G. Eade, on a month to month basis on an arms length basis for an insignificant amount of monthly rental.

 On March 1, 1999, the Company issued 100,000 shares to Jeffrey Volpe in exchange for services, and 900,000 shares to Agata Gotova in exchange for
organizational costs.   These shares were issued without registration pursuant
to an exemption from registration contained within Section 4(2) of the Securities Act of 1933, to sophisticated investors who had full access to company financial and other information.

 On April 6, 1999, the Company issued 102,100 shares of common stock in a Regulation D Rule 504 offering to 22 individuals, in exchange for $2200.00 in gross offering proceeds.

 There have been no other transactions since the beginning of fiscal year 1998, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of the Company's stock have or will have any direct or indirect material
interest. The Company does not currently have any   policy toward entering into
any future transactions with related parties.

 ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

 (a)Financial Statements (included in Part II of this Report):

Report of Independent Certified Public Accountant
Financial Statements
Balance Sheets
Statement of Loss And Accumulated Deficit
Statements of Cash Flows
Statements of Stockholder's Equity
Notes to Consolidated Financial Statements

(b) Reports on Form 8-K: Not Applicable
(c) Exhibits

Exhibit  No.                             Description
------------                             -----------
 Item 13. FINANCIAL STATEMENTS

 Report of Independent Certified Public Accountant dated February 29, 2000 Financial Statements
 Balance Sheets
 Statement of Loss and Accumulated Deficit
 Statements of Stockholder's Equity
 Statements of Cash Flows
 Notes to Financial Statements

 REPORT OF INDEPENDENT AUDITOR

 To the Shareholders and Board of Directors
 Innovative Software Technologies, Inc.

 I have audited the accompanying balance sheets of Innovative Software Technologies, Inc. (A Development Stage Company) as of December 31, 1999 and December 31, 1998 and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 1999 and the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

 In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Software Technologies, Inc. (A Development Stage Company) at December 31, 1999 and
December
 31, 1998, and the results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Oxnard, California
/s/ Roger G. Castro
February 29, 2000

 [CAPTION]
 Innovative Software Technologies, Inc.
 (A Development Stage Company)
 BALANCE SHEET AS OF DECEMBER 31, 1999
 AND DECEMBER 31, 1998


                                        December 31           December 31
                                          1999                  1998
 ASSETS
 Current Assets:
Cash                                     $ 1,000              $ 1,000

Total Current Assets                     --------             --------
                                           1,000                1,000
                                         --------             --------

 LIABILITIES & STOCKHOLDERS' EQUITY

 Stockholders' Equity:

Common stocks, $.008 par value
Authorized shares - 20,000,000
Issued and outstanding shares
9,149,320                                  9,149                9,149
Paid in capital                            9,144                9,144
Deficit accumulated during
development stage                        ( 17,893)           ( 17,502)
                                         ---------           ---------
Total Stockholders' Equity                    400                 791
                                         ---------           ---------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                      $1,000              $1,000

<[CAPTION>
 Innovative Software Technologies, Inc.
 (A Development Stage Company)
 STATEMENT OF INCOME FOR THE YEAR ENDED
 DECEMBER 31, 1999 AND FOR THE YEAR
 ENDED DECEMBER 31, 1998 AND FROM MAY 27, 1998
 (INCEPTION) THROUGH DECEMBER 31, 1999

                                Cumulative
                                  During
                               Development    December 31      December 31
                                  Stage         1999             1998

 Income
 Sales                           $-0-           -0-              -0-
                                -------        ------          --------

 Total Income                      -             -                 -
                                -------        ------          --------
 Expenses:

 Administrative Expenses        (17,983)        (391)          (17,502)
                                --------       -------         ---------

 Total Expenses                 (17,983)        (391)          (17,502)
                                --------       -------         ---------
 Net loss                       (17,983)        (391)          (17,502)
                                ========      ========         =========




[CAPTION]
 Innovative Software Technologies, Inc.
 (A Development Stage Company)
 STATEMENT OF CASH FLOWS
 FOR THE YEAR ENDED December 31, 1998
 AND FOR THE YEAR ENDED DECEMBER 31, 1998
 AND FROM MAY 27, 1998 (INCEPTION) THROUGH
 DECEMBER 31, 1999

                                         Cumulative
                                          During
                                          Development  December 31  December 31
                                          Stage         1999             1998
                                          -------       ----------    ----------

 CASH FLOWS FROM OPERATING ACTIVITIES

                                          $   -0-             -0-           -0-
                                          -------        ----------   ----------
 Net Loss$                               (17,983)      $    (391)    $ (17,502)
 Accounts payable                            991             391           600
 Stocks issued for services               15,702                        15,702
                                                         ----------   ----------
 NET CASH USED BY OPERATING ACTIVITIES   ( 1,200)                          237
                                                         ----------   ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Stocks issued for cash                    2,200           2,200
                                          -------       ----------   ----------
 NET CASH FROM FINANCING ACTIVITIES      215,012           7,500
                                          -------       ----------   ----------
 INCREASE (DECREASE) IN CASH               1,000                          1,000
                                          -------       ----------   ----------
 BEGINNING CASH                              -0-           1,000             -
                                          -------       ----------   ----------
 ENDING CASH                             $ 1,000         $ 1,000         $1,000
                                         =========      ==========   ==========



[CAPTION]
 Innovative Software Technologies, Inc.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF STOCKHOLDERS' EQUITY
 FROM MAY 27, 1998 (INCEPTION)
 THROUGH DECEMBER 31, 1999

                                                                                   Deficit
                                                                                 Accumulated
                                                                                    During
                                               Common Stock         Paid-In       Development
                                               Shares  Par Value    Capital         Stage
                                               ------ ----------    -------       ---------
 Net loss for the year ended
 December 31, 1998                                -    $   -        $   -       $  (17,502)

 Stocks Issued for Cash                       102,100     102         2,098
 Stocks issued for services                   975,000     975        14,727
                                              -------  ---------    --------      ---------
 Balance at December 31, 1998               1,077,100   1,077        16,825        (17,502)


 Shares Issued for Cash                         6,500       6        12,994
                                              -------  ---------    --------      ---------
 Balance at December 31, 1998               1,077,100   1,077        16,825        (17,502)

 Retroactive adjustment for
 8 to 1 stock split November
 26, 1999                                  8,072,220    8,072        (7,681)       (17,893)

 Restated Balance January 1,
 1998                                      9,149,320    9,149         9,144        (17,893)


 Net Loss for the year
 Ended December 31, 1999                                                           (   391)




                                              -------  ---------    --------      ---------
 Balance at December 31,1999               1,077,100   $1,077      $ 16,825      $ (17,893)
                                           ==========  ========    ==========    ==========



 [CAPTION]
 Innovative Software Technologies, Inc.
 (A Development Stage Company)
 NOTES TO FINANCIAL STATEMENTS

 NOTE 1. DESCRIPTION OF THE BUSINESS
 The Company was incorporated under the laws of the state of California on May
27, 1998.The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of California including, without limitation, to provide sales of computer related software and related services.

 The Company has been in the development stage since its formation on May 27, 1998. Planned principal operations have not commenced since then. There were no activities from its inception date through December 31, 1999.

 NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

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

 NOTE 3 STOCK SPLIT

 On November 26, 1999, the Company effected an 8 to 1 forward split of its capital stock, to change the number of authorized shares to 160,000,000 and the par value to $.008. All references in the accompanying financial statements to the number of common shares for 1998 and 1999 have been restated to reflect the stock split.



Item 14. EXHIBITS, FINANCIAL STATEMENTS

14(a)       Report of Independent Certified Public Accountant April 28, 1999
            Financial Statements
            Balance Sheets
            Statement of Loss And Accumulated Deficit
            Statements of Stockholder's Equity
            Statements of Cash Flows
            Notes to Consolidated Financial Statements

  (b)       Reports on Form 8-K: Not Applicable
  (c)       Exhibits

Exhibit No.    D E S C R I P T I O N
-----------    ---------------------

3  (a)         Articles of Incorporation Innovative Software Technologies, Inc.
3.1(a)         Certificate of Amendment to Articles of Incorporation
3  (b)         By-laws Innovative Software Technologies, Inc.
4  (a)         Specimen certificate of common stock

10 Other Documents - Not applicable

 SIGNATURES

 Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

 Innovative Software Technologies, Inc.

 /s/ Jeffrey Volpe
 _____________________________________
 JEFFREY VOLPE, President and Director

 Date: February 29, 2000

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Jeffrey Volpe
_____________________________________
JEFFREY VOLPE, President and Director

Date: February 29, 2000

/s/ Agata Gotova
__________________________________________
AGATA GOTOVA, Secretary/Treasurer/Director

Date: February 29, 2000

 Exhibit 3(a)
 ARTICLES OF INCORPORATION
 FILE NO.: 2087130
 ENDORSED-FILED
 IN THE OFFICE OF THE SECRETARY OF STATE
 OF THE STATE OF CALIFORNIA
 MAY 27 1998
 BILL JONES, SECRETARY OF STATE

 ARTICLES OF INCORPORATION
 OF INNOVATIVE SOFTWARE TECHNOLOGIES, INC.

 FIRST: The name of this corporation is: INNOVATIVE SOFTWARE TECHNOLOGIES, INC.

 SECOND: The purpose of this corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation
 Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California
 Corporations Code.

 THIRD: The name and address in the State of California of this corporation's initial agent for service of process is: MARIO SAPO, 27306 N.
 Sara Street #201, Canyon Country, California 91351.

 FOURTH: The liability of the directors of the corporation for monetary damages shall be eliminated to the fullest extent permissible under California law.

 FIFTH: This corporation is authorized to issue only one class of shares of stock, all common; and the total number of shares which this corporation is authorized to issue is One Million (1,000,000)
 Dated: May 20, 1998
/s/ Mario Sapo
__________________________
MARIO SAPO

 I hereby declare that I am the person who executed the foregoing Articles of Incorporation, which execution is my own act and deed.

 Executed on May 20, 1998 at Oxnard, California.

 /s/ Mario Sapo
__________________________
MARIO SAPO
 EXHIBIT 3.1(a)

 CERTIFICATE OF AMENDMENT TO ARTICLES OF INCORPORATION OF
 INNOVATIVE SOFTWARE TECHNOLOGIES, INC. A CALIFORNIA CORPORATION

 The undersigned hereby certifies as follows:

 ONE: That they are the President and Secretary, respectively, of INNOVATIVE
 SOFTWARE TECHNOLOGIES, INC., a California corporation.

 TWO: That, at a meeting of the Shareholders and the Board of Directors on March
 1, 1999, the Corporation amended its articles of incorporation by adopting the following resolution:

 RESOLVED, that the Corporation amend its Articles of Incorporation, FIFTH, as follows:

 "FIFTH: This corporation is authorized to issue only one class of shares of stock, all common, and the total number of shares which this corporation is authorized to issue is twenty million (20,000,000) at a par value of $.001 per share."

 THREE: This amendment was approved by the required vote of shareholders in accordance with the corporations law of the state of California. The total number of outstanding shares of each class entitled to vote for the amendment is: Nine Hundred Seventy Five Thousand(975,000) shares. The number of shares of each class voting for the amendment equaled or exceeded the vote required, that being fifty (50%) percent. The amendment was approved by a vote of Nine
 Hundred Seventy Five Thousand (975,000) shares, equaling 100% of all shares entitled to vote.

 Dated: March 1, 1999
/s/ Jeffrey Volpe
------------------------
JEFFREY VOLPE, PRESIDENT



 Dated: March 1, 1999
/s/ Agata Gotova
-----------------------
AGATA GOTOVA, SECRETARY


 We, the undersigned, hereby declare, under penalty of perjury, in accordance with the laws of the State of California, that we are the President and Secretary of the above-referenced corporation, that we executed the above-referenced Certificate of Amendment to Articles of Incorporation, that we have personal knowledge of the information contained therein, and that the information contained therein is true and correct

 Dated: March 1, 1999
/s/ Jeffrey Volpe
-----------------------
JEFFREY VOLPE, PRESIDENT


 Dated: March 1, 1999
/s/ Agata Gotova
-------------------
AGATA GOTOVA, SECRETARY

 EXHIBIT 3.2(a)
 CERTIFICATE OF AMENDMENT TO ARTICLES OF INCORPORATION OF INNOVATIVE SOFTWARE
 TECHNOLOGIES, INC. A California Corporation


 The undersigned hereby certifies as follows:

 ONE: That they are the President and Secretary, respectively, of INNOVATIVE
 SOFTWARE TECHNOLOGIES, INC., a California corporation.

 TWO: That, at a meeting of the Shareholders and the Board of Directors on November 26, 1999, the Corporation amended its articles of incorporation by adopting the following resolution:

 RESOLVED, that the Corporation amend its Articles of Incorporation, FIFTH, as follows:

 "FIFTH: In order to reflect an 8-1 forward split of the shares of this corporation authorized by the Board of Directors on November 26, 1999, this corporation is authorized to issue only one class of shares of stock, all common, and the total number of shares which this corporation is authorized to issue is one hundred sixty million (20,000,000) at a par value of $.008 per share.

THREE: This amendment was approved by the required vote of shareholders in accordance with the corporations law of the state of California. The total number of outstanding shares of each class entitled to vote for the amendment is: One Million Seventy Seven Thousand One hundred (1,077,100) shares. The number of shares of each class voting for the amendment equaled or exceeded the vote required, that being fifty (50%) percent. The amendment was approved by a vote of One Million Seventy Five Thousand (1,075,000) shares, equaling 99.8% of all shares entitled to vote.

 Dated: November 26, 1999 /S/ JEFFREY VOLPE

 JEFFREY VOLPE, PRESIDENT


 /s/ AGATA GOTOVA
 Dated: November 26, 1999
 __________________________________
 AGATA GOTOVA, SECRETARY

We, the undersigned, hereby declare, under penalty of perjury, in accordance with the laws of the State of California, that we are the President and Secretary of the above- referenced corporation, that we executed the above-referenced Certificate of Amendment to Articles of Incorporation, that we have personal knowledge of the information contained therein, and that the information contained therein is true and correct

 /s/ JEFFREY VOLPE


 JEFFREY VOLPE, President

 /S/ AGATA GOTOVA
 __________________________________
 AGATA GOTOVA, Secretary

EXHIBIT 3(b)


BYLAWS OF
INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
A California Corporation


 O F F I C E S
 -------------

 1. PRINCIPAL OFFICE. The principal office for the transaction of the business of the corporation is hereby fixed and located at 143 south B Street, Oxnard, California. The Board of Directors is hereby granted full power and authority to change the place of said principal office.

 2. OTHER OFFICES. Branch or subordinate offices may at any time be established by the Board of Directors at any place or places where the corporation is qualified to do business.

S H A R E H O L D E R S
-----------------------

 3. PLACE OF MEETINGS. Shareholders' meetings shall be held at the principal office for the transaction of the business of this corporation in the State of California, or at such other place as the Board of Directors shall, by resolution, appoint.

 4. ANNUAL MEETINGS. The annual meetings of shareholders shall be held in the month of May in each year. At such meeting Directors shall be elected; reports of the affairs of the corporation shall be considered, and any other business may be transacted which is within the powers of the shareholders. The first annual meeting of shareholders after incorporation need not be held if less than nine months have elapsed since incorporation to such meeting date.

Written notice of each annual meeting shall be mailed to each shareholder entitled to vote, addressed to such shareholder at his address appearing on the books of the corporation or given by him to the corporation for the purpose of notice. If a shareholder gives no address, notice shall be deemed to have been given if sent by mail or other means of written communication addressed to the place where the principal executive office of the corporation is situated, or if published at least once in some newspaper of general circulation in the county in which said office is located. All such notices shall be mailed, postage prepaid, to each shareholder entitled thereto not less than ten (10) days nor more than sixty (60) days before each annual meeting. Such notices shall specify the place, the day, and the hour of such meeting, the names of the nominees for election as Directors if Directors are to be elected at the meeting, and those matters which the Board of Directors intends to present for action by the shareholders, and shall state such other matters, if any, as may be expressly required by statute.

 5. SPECIAL MEETINGS. Special meetings of the shareholders, may be called at any time by the Chairman of the Board of Directors, if any, the President or any Vice President, or by the Board of Directors, or by one or more shareholders holding not less than ten (10%) percent of the voting power of the corporation. Except in special cases where other express provision is made by statute, notice of such special meeting shall be given in the same manner as for an annual meeting of shareholders. Said notice shall specify the general nature of the business to be transacted at the meeting. No business shall be transacted at a special meeting except as stated in the notice sent to shareholders, unless by the unanimous consent of all shareholders represented at the meeting, either in person or by proxy. Upon written request to the Chairman of the Board, the President, the Secretary or any Vice President of the corporation by any person (but not the Board of Directors) entitled to call a special meeting of shareholders, the person receiving such request shall cause a notice to be given to the shareholders entitled to vote that a meeting will be held at a time requested by the person calling the meeting not less than thirty-five (35) nor more than sixty (60) days after the receipt of the request.

 6. ADJOURNED MEETINGS AND NOTICE THEREOF. Any shareholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of a majority of the shares the holders of which are either present in person or represented by proxy thereat, but in the absence of a quorum no other business may be transacted at such meeting.

Notice of an adjourned meeting need not be given if (a) the meeting is adjourned for forty-five (45) days or less, (b) the time and place of the adjourned meeting are announced at the meeting at which the adjournment is taken, and (c) no new record date is fixed for the adjourned meeting.
Otherwise, notice of the adjourned meeting shall be given as in the case of an original meeting.

 7. VOTING. Except as provided below or as otherwise provided by the Articles of Incorporation or by law, a shareholder shall be entitled to one vote for each share held of record on the record date fixed for the determination of the shareholders entitled to vote at a meeting or if no such date is fixed, the date determined in accordance with law. Upon the demand of any shareholder made at a meeting before the voting begins, the election of Directors shall be by ballot. At every election of Directors, shareholders may cumulate votes and give one candidate a number of votes equal to the number of Directors to be elected multiplied by the number of votes to which the shares are entitled or distribute votes according to the same principal among as many candidates as desired; however, no shareholder shall be entitled to cumulate votes for any one or more candidates unless such candidate or candidates' name has been placed in nomination prior to the voting and at least one shareholder has given notice at the meeting prior to the voting of such shareholder's intention to cumulate votes.

 8. QUORUM. A majority of the shares entitled to vote, represented in person or by proxy, constitutes a quorum for the transaction of business. No business may be transacted at a meeting in the absence of a quorum other than the adjournment of such meeting, except that if a quorum is present at the commencement of a meeting, business may be transacted until the meeting is adjourned even though the withdrawal of shareholders results in less than a quorum. If a quorum is present at a meeting, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on any matter shall be the act of the shareholders unless the vote of a larger number is required by law or the Articles of Incorporation. If a quorum is present at the commencement of a meeting but the withdrawal of shareholders results in less than a quorum, the affirmative vote of the majority of shares required to constitute a quorum shall be the act of the shareholders unless the vote of a larger number is required by law or the Articles of Incorporation. Any meeting of shareholders, whether or not a quorum is present, may be adjourned by the vote of a majority of the shares represented at the meeting.

 9. CONSENT OF ABSENTEES. The transactions of any meeting of shareholders, however called and noticed and wherever held, are as valid as though had at a meeting duly held after regular call and notice, if a quorum is present either in person or by proxy and if, either before or after the meeting, each of the persons entitled to vote who is not present at the meeting in person or by proxy signs a written waiver of notice, a consent to the holding of the meeting or an approval of the minutes of the meeting. For such purposes a shareholder shall not be considered present at a meeting if, at the beginning of the meeting, the shareholder objects to the transaction of any business because the meeting was not properly called or convened or, with respect to the consideration of a matter required to be included in the notice for the meeting which was not so included, the shareholder expressly objects to such consideration at the meeting.

 10. ACTION WITHOUT MEETING. Except as provided below or by the Articles of Incorporation, any action which may be taken at any meeting of shareholders may be taken without a meeting and without prior notice if a consent in writing, setting forth the action so taken, is signed by the holders of outstanding shares having no less than the minimum number of votes which would be necessary to authorize or take such action at a meeting at which all shares entitled to vote on such action were present and voted. Unless the consents of all shareholders entitled to vote have been solicited in writing, the corporation shall give, to those shareholders entitled to vote who have not consented in writing, a written notice of (a) any shareholder approval obtained without a meeting pursuant to those provisions of the California Corporations Code set forth in Subsection 603(b)(l) of such Code at least ten (10) days before the consummation of the action authorized by such approval, and (b) the taking of any other action approved by shareholders without a meeting, which notice shall be given promptly after such action is taken.

 11. PROXIES. A shareholder may be represented at any meeting of shareholders by a written proxy signed by the person entitled to vote or by such person's duly authorized attorney-in-fact. A proxy must bear a date within eleven (11) months prior to the meeting, unless the proxy specifies a different length of time. A revocable proxy is revoked by a writing delivered to the Secretary of the corporation stating that the proxy is revoked or by a subsequent proxy executed by, or by attendance at the meeting and voting in person by, the person executing the proxy.

 12. ELECTION INSPECTORS. One or three election inspectors may be appointed by the Board of Directors in advance of a meeting of shareholders or at the meeting by the Chairman of the meeting. If not previously chosen, one or three inspectors shall be appointed by the Chairman of the meeting if a shareholder or proxyholder so requests. When inspectors are appointed at the request of a shareholder or proxyholder, the majority of shares represented in person or by proxy shall determine whether one or three inspectors shall be chosen. The election inspectors shall determine all questions concerning the existence of a quorum and the right to vote, shall tabulate and determine the results of voting and shall do all other acts necessary or helpful to the expeditious and impartial conduct of the vote. If there are three inspectors, the decision, act or certificate of a majority of the inspectors is effective as if made by all.

D I R E C T O R S
-----------------

 13. POWERS. Subject to limitations of the Articles of Incorporation, the Bylaws, and the California General Corporation Law as to action to be authorized or approved by the shareholders, and subject to the duties of Directors as prescribed by the Bylaws, all corporate powers shall be exercised by or under the ultimate direction of, and the business and affairs of the corporation shall be managed by, the Board of Directors. Without prejudice to such general powers, but subject to the same limitations, it is hereby expressly declared that the Directors shall have the following powers:

 (a) To select and remove all of the other officers, agents and employees of the corporation, prescribe such powers and duties for them as may be consistent with law, with the Articles of Incorporation, or the Bylaws, fix their compensation and require from them security for faithful service.

 (b) To conduct, manage and control the affairs and business of the corporation, and to make such rules and regulations therefor not inconsistent with law, or with the Articles of Incorporation, or the Bylaws, as they may deem best.

 (c) To change the principal office for the transaction of the business of the corporation from one location to another within the same county as provided in Section 1 hereof; to fix and locate from time to time one or more subsidiary offices of the corporation within or without the State of California, as provided in Section 2 hereof; to designate any place within or without the State of California for the holding of any shareholders' meeting or meetings;
and to prescribe the forms of certificates of stock, and to alter the form of such certificates from time to time, as in their judgment they may deem best, provided such certificates shall at all times comply with the provisions of law.

 (d) To authorize the issuance of shares of capital stock of the corporation from time to time, upon such terms as may be lawful.

 (e) To borrow money and incur indebtedness for the purposes of the corporation, and to cause to be executed and delivered therefor, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecations, or other evidence of debt and securities therefor.

 14. NUMBER OF DIRECTORS. The authorized number of Directors of this corporation shall be three (3) until changed by amendment of the Articles of Incorporation or by a By-Law duly adopted by the shareholders amending this Section 14.

 15. ELECTION, TERM OF OFFICE AND VACANCIES. At each annual meeting of shareholders, Directors shall be elected to hold office until the next annual meeting. Each Director, including a Director elected to fill a vacancy, shall hold office until the expiration of the term for which the Director was elected and until a successor has been elected. The Board of Directors may declare vacant the office of a Director who has been declared to be of unsound mind by court order or convicted of a felony. Vacancies on the Board of Directors not caused by removal may be filled by a majority of the Directors then in office, regardless of whether they constitute a quorum, or by the sole remaining
Director. The shareholders may elect a Director at any time to fill any vacancy not filled, or which cannot be filled, by the Board of Directors.

 16. REMOVAL. Except as described below, any or all of the Directors may be removed without cause if such removal is approved by the affirmative vote of a majority of the outstanding shares entitled to vote. Unless the entire Board of Directors is so removed no Director may be removed if (a) the votes cast against removal, or not consenting in writing to such removal, would be sufficient to elect such Director if voted cumulatively at an election at which the same total number of votes were cast or, if such action is taken by written consent, all shares entitled to vote were voted, and (b) the entire number of Directors authorized at the time of the Director's most recent election were then being elected.

 17. RESIGNATION. Any Director may resign by giving written notice to the Chairman of the Board, the President, the Secretary or the Board of Directors.
Such resignation shall be effective when given unless the notice specifies a later time. The resignation shall be effective regardless of whether it is accepted by the corporation.

 18. COMPENSATION. If the Board of Directors so resolves, the Directors, including the Chairman of the Board, shall receive compensation and expenses of attendance for meetings of the Board of Directors and of committees of the Board. Nothing herein shall preclude any Director from serving the corporation in another capacity and receiving compensation for such service.

 19. COMMITTEES. The Board of Directors may, by resolution adopted by a majority of the authorized number of Directors, designate one or more committees, each consisting of two or more Directors, to serve at the pleasure of the Board. The
Board may designate one or more Directors as alternate members of a committee who may replace any absent member at any meeting of the committee. To the extent permitted by resolution of the Board of Directors, a committee may exercise all of the authority of the Board to the extent permitted by Section 311 of the California Corporations Code.

20. INSPECTION OF RECORDS AND PROPERTIES. Each Director may inspect all books, records, documents and physical properties of the corporation and its subsidiaries at any reasonable time. Inspections may be made either by the Director or the Director's agent or attorney. The right of inspection includes the right to copy and make extracts.

 21. TIME AND PLACE OF MEETINGS AND TELEPHONE MEETINGS. Immediately following each annual meeting of shareholders, the Board of Directors shall hold a regular meeting for the purposes of organizing the Board, election of officers and the transaction of other business. The Board may establish by resolution the times, if any, when other regular meetings of the Board shall be held. All meetings of Directors shall be held at the principal executive office of the corporation or at such other place, within or without California, as shall be designated in the notice for the meeting or in a resolution of the Board of Directors. Directors may participate in a meeting through use of conference telephone or similar communications equipment so long as all Directors participating in such meeting can hear each other.

 22. CALL. Meetings of the Board of Directors, whether regular or special, may be called by the Chairman of the Board, the President, the Secretary, or any Director.

 23. NOTICE. Regular meetings of the Board of Directors may be held without notice if the time of such meetings has been fixed by the Board. Special meetings shall be held upon four days' notice by mail or 48 hours' notice delivered personally or by telephone or telegraph, and regular meetings shall be held upon similar notice if notice is required for such meetings. Neither a notice nor a waiver of notice need specify the purpose of any regular or special meeting. If a meeting is adjourned for more than 24 hours, notice of the adjourned meeting shall be given prior to the time of such meeting to the Directors who were not present at the time of the adjournment.

 24. MEETING WITHOUT REGULAR CALL AND NOTICE. The transactions of any meeting of the Board of Directors, however called and noticed or wherever held, are as valid as though had at a meeting duly held after regular call and notice if a quorum is present and if, either before or after the meeting, each of the Directors not present signs a written waiver of notice, a consent to holding the meeting or an approval of the minutes of the meeting. For such purposes, a Director shall not be considered present at a meeting if, although in attendance at the meeting, the Director protests the lack of notice prior to the meeting or at its commencement.

 25. ACTION WITHOUT MEETING. Any action required or permitted to be taken by the Board of Directors may be taken without a meeting, if all the members of the Board individually or collectively consent in writing to such action.

 26. QUORUM AND REQUIRED VOTE. A majority of the Directors then in office shall constitute a quorum for the transaction of business, provided that unless the authorized number of Directors is one, the number constituting a quorum shall not be less than the greater of one-third of the authorized number of Directors or two Directors. Except as otherwise provided by Subsection 307(a)(8) of the California Corporations Code, the Articles of Incorporation or these Bylaws, every act or decision done or made by a majority of the Directors present at a meeting duly held at which a quorum is present is the act of the Board. A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of Directors, if any action taken is approved by at least a majority of the required quorum for such meeting. A majority of the Directors present at a meeting whether or not a quorum is present, may adjourn the meeting to another time and place.

 27. COMMITTEE MEETINGS. The principles set forth in Sections 21 through 26 of these Bylaws shall apply to committees of the Board of Directors and to actions by such committees.

 28. LOANS. Except as provided by Section 315 of the California Corporations
Code, the vote or written consent of the holders of a majority of the shares of all classes, regardless of limitations on voting rights, other than shares held by the benefitted Director, officer or shareholder, shall be obtained before this corporation makes any loan of money or property to or guarantees the obligation of:

 (a) Any Director or officer of the corporation, any Director or officer of any of its parents, or any Director or officer of any of its subsidiary corporations, directly or indirectly.

 (b) Any person upon the security of the shares of the corporation or the shares of its parent, unless the loan or guaranty is otherwise adequately secured.

 O F F I C E R S
 ---------------
  29. TITLES AND RELATION TO BOARD OF DIRECTORS. The officers of the corporation shall include a President, a Secretary and a Treasurer. The Board of Directors
may also choose a Chairman of the Board and one or more Vice Presidents,
Assistant Secretaries, Assistant Treasurers or other officers. Any number of offices may be held by the same person and, unless otherwise determined by the
Board, the Chairman of the Board and President shall be the same person. Ml officers shall perform their duties and exercise their powers subject to the direction of the Board of Directors.

 30. ELECTION, TERM OF OFFICE AND VACANCIES. At its regular meeting after each annual meeting of shareholders, the Board of Directors shall choose the officers of the corporation. No officer need be a member of the Board of Directors except the Chairman of the Board. The officers shall hold office until their successors are chosen, except that the Board of Directors may remove any officer at any time. If an office becomes vacant for any reason, the vacancy shall be filled by the Board.

 31. RESIGNATION. Any officer may resign at any time upon written notice to the corporation without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party. Such resignation shall be effective when given unless the notice specifies a later time. The resignation shall be effective regardless of whether it is accepted by the corporation.

 32. SALARIES. The Board of Directors shall fix the salaries of the Chairman of the Board and President and may fix the salaries of other employees of the corporation including the other officers. If the Board does not fix the salaries of the other officers, the President shall fix such salaries.

 33. CHAIRMAN OF THE BOARD. The Chairman of the Board, if there shall be such an officer, shall, if present, preside at all meetings of the Board of Directors, and exercise and perform such other powers and duties as may be from time to time assigned to him by the Board of Directors or prescribed by the Bylaws.

 34. PRESIDENT (CHIEF EXECUTIVE OFFICER). Unless otherwise determined by the
Board of Directors, the President shall be the general manager and chief executive officer of the corporation, shall preside at all meetings of the Board of Directors and shareholders, shall be ex-officio a member of any committees of the Board, shall effectuate orders and resolutions of the Board of Directors and shall exercise such other powers and perform such other duties as the Board of Directors shall prescribe.

 35. VICE PRESIDENT. In the absence or disability of the President, the Vice
President (or if more than one, the Vice Presidents in order of their rank as fixed by the Board of Directors, or if not so ranked, the Vice President designated by the Board of Directors) or, if none, the Secretary or Treasurer, shall perform all the duties of the President, and when so acting shall have all the powers of, and be subject to all the restrictions upon, the President. The
Vice President or, if none, the Secretary or Treasurer, shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board of Directors or the Bylaws.

 36. SECRETARY. The Secretary shall have the following powers and duties:

 (a) Record of Corporate Proceedings. The Secretary shall attend all meetings of the Board of Directors and its committees and shall record all votes and the minutes of such meetings in a book to be kept for that purpose at the principal executive office of the corporation or at such other place as the Board of Directors may determine. The Secretary shall keep at the corporation's principal executive office, if in California, or at its principal business office in California, if the principal executive office is not in California, the original or a copy of the Bylaws, as amended.

 (b) Record of Shares. Unless a transfer agent is appointed by the Board of Directors to keep a share register, the Secretary shall keep at the principal executive office of the corporation a share register showing the names of the shareholders and their addresses, the number and class of shares held by each, the number and date of certificates issued, and the number and date of cancellation of each certificate surrendered for cancellation.

 (c) Notices. The Secretary shall give such notices as may be required by law or these Bylaws.

 (d) Additional Powers and Duties. The Secretary shall exercise such other powers and perform such other duties as the Board of Directors or President shall prescribe.

 37. TREASURER (CHIEF FINANCIAL OFFICER). The Treasurer of the corporation shall be its chief financial officer. Unless otherwise determined by the Board of Directors, the Treasurer shall have custody of the corporate funds and securities and shall keep adequate and correct accounts of the corporation's properties and business transactions. The Treasurer shall disburse such funds of the corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, shall render to the President and Directors, at regular meetings of the Board of Directors or whenever the Board may require, an account of all transactions and the financial condition of the corporation and shall exercise such other powers and perform such other duties as the Board of Directors or President shall prescribe.

 38. OTHER OFFICERS. The other officers (if any) of this corporation shall perform such duties as may be assigned to them by the Board of Directors.

S H A R E S
-----------
 39. CERTIFICATES. A certificate or certificates for shares of the capital stock of the corporation shall be issued to each shareholder when any such shares are fully paid up. All such certificates shall be signed by the Chairman of the
Board, the President or a Vice President and the Secretary or Assistant
Secretary.

 40. TRANSFERS OF SHARES OF CAPITAL STOCK. Transfers of shares shall be made only upon the transfer books of this corporation, kept at the office of the corporation or transfer agent designated to transfer such shares, and before a new certificate is issued, the old certificate shall be surrendered for cancellation.

 41. REGISTERED SHAREHOLDERS. Registered shareholders only shall be entitled to be treated by the corporation as the holders in fact of the shares standing in their respective names and the corporation shall not be bound to recognize any equitable or other claim to or interest in any share on the part of any other person, whether or not it shall have express or other notice thereof, except as expressly provided by the laws of California.

 42. LOST OR DESTROYED CERTIFICATES. The corporation may cause a new stock certificate to be issued in place of any certificate previously issued by the corporation alleged to have been lost, stolen or destroyed. The corporation may, at its discretion and as a condition precedent to such issuance, require the owner of such certificate to deliver an affidavit stating that such certificate was lost, stolen or destroyed, or to give the corporation a bond or other security sufficient to indemnify it against any claim that may be made against it, including any expense or liability, on account of the alleged loss, theft or destruction or the issuance of a new certificate.

 43. RECORD DATE AND CLOSING OF STOCK BOOKS. The Board of Directors may fix a time, in the future, not more than sixty (60) nor less than ten (10) days prior to the date of any meeting of shareholders, or not more than sixty (60) days prior to the date fixed for the payment of any dividend or distribution, or for the allotment of rights, or when any change or conversion or exchange of shares shall go into effect, as a record date for the determination of the shareholders entitled to notice of and to vote at any such meeting, or entitled to receive any such dividend or distribution, or any such allotment of rights, or to exercise the rights in respect to any such change, conversion, or exchange of shares, and in such case except as provided by law, only shareholders of record on the date so fixed shall be entitled to notice of and to vote at such meeting or to receive such dividend, distribution, or allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after any record date fixed as aforesaid. A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting unless the Board of Directors fixes a new record date. The Board of Directors shall fix a new record date if the adjourned meeting takes place more than 45 days from the date set for the original meeting.

 44. TRANSFER AGENTS AND REGISTRARS. The Board of Directors may appoint one or more transfer agents or transfer clerks, and one or more registrars, who shall be appointed at such times and places as the requirements of the corporation may necessitate and the Board of Directors may designate.

A M E N D M E N T S
-------------------

 45. ADOPTION OF AMENDMENTS. New Bylaws may be adopted or these Bylaws may be amended or repealed:

 (a) At any annual meeting, or other meeting of the shareholders called for that purpose by the vote of shareholders holding more than fifty percent (50%) of the issued and outstanding shares of the corporation; or

 (b) Without a meeting, by written consent of shareholders holding more than fifty percent (50%) of the issued and outstanding shares of the corporation; or

 (c) By a majority of the Directors of the corporation; provided, however, that a greater vote of shareholders or Directors shall be necessary if required by law or by the Articles ofIncorporation; and provided, further, that Section 14
(number of Directors) and this Section 45 shall be amended or repealed only by the vote or written consent of shareholders holding not less than a majority of the issued and outstanding voting shares of the corporation. Section 14 shall not be amended to reduce the number of Directors below two if the votes cast against its adoption at a meeting or the shares not consenting in the case of an action by written consent are equal to more than sixteen and two-thirds percent
(16- 2/3%)  of the outstanding shares entitled to vote.

 46. RECORD OF AMENDMENTS. Whenever an amendment or new Bylaw is adopted, it shall be copied in the Book of Bylaws with the original Bylaws, in the appropriate place. If any Bylaws or Bylaw is repealed, the fact of repeal with the date of the meeting at which the repeal was enacted or written assent was filed shall be stated in said book.

C O R P O R A T E                                S E A L
-----------------                                -------

 47. FORM OF SEAL. The corporation may adopt and use a corporate seal but shall not be required to do so. If adopted and used, the corporate seal shall be circular in form, and shall have inscribed thereon the name of the corporation, the date of its incorporation and the word "California

M I S C E L L A N E O U S
-------------------------

 48. CHECKS DRAFTS, ETC. All checks, drafts, or other orders for payment of money, notes, or other evidences of indebtedness, issued in the name of or payable to the corporation, shall be signed or endorsed by such person or persons and in such manner as, from time to time shall be determined by resolution of the Board of Directors.

 49. CONTRACT, ETC., HOW EXECUTED. The Board of Directors, except as otherwise provided in these Bylaws, may authorize any officer or officers, or agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances; and unless so authorized by the Board of Directors, no officer, agent or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

 50. REPRESENTATION OF SHARES OF OTHER CORPORATIONS. The Chairman of the Board, the President or any Vice President and the Secretary or Assistant Secretary of this corporation are authorized to vote, represent, and exercise on behalf of this corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of this corporation. The authority herein granted to said officers to vote or represent on behalf of this corporation any and all shares held by this corporation in any other corporation or corporations may be exercised either by such officers in person or by any other person authorized so to do by proxy or power of attorney duly executed by said officers.

 51. INSPECTION OF BYLAWS. The corporation shall keep in its principal office for the transaction of business the original or a copy of these Bylaws as amended or otherwise altered to date, certified by the Secretary, which shall be open to inspection by the shareholders at all reasonable times during office hours.

 52. ANNUAL REPORT. The annual report to shareholders specified in Section 1501 of the California Corporations Code is dispensed with except as the Board of Directors may otherwise determine, so long as there are less than 100 holders of record of the corporation's shares. Any such annual report sent to shareholders shall be sent at least 15 days prior to the next annual meeting of shareholders.

 53. CONSTRUCTION AND DEFINITIONS. Unless the context otherwise requires, the general provisions, rules and construction, and definitions contained in the California General Corporation Law shall govern the construction of these Bylaws. Without limiting the generality of the foregoing, the masculine gender includes the feminine and neuter, the singular number includes the plural and the plural number includes the singular, and the term "person" includes a corporation as well as a natural person.

 S I G N A T U R E S
 -------------------

 KNOW ALL MEN BY THESE PRESENTS:

 That we, the undersigned, being the Directors of INNOVATIVE SOFTWARE
TECHNOLOGIES, INC., as of the 4th day of March, 1998, hereby assent to the foregoing Bylaws and adopt the same as the Bylaws of the said corporation

 IN WITNESS WHEREOF, we have hereunto subscribed our names the 27th day of May, 1998.


/s/Jeffrey Volpe
 _______________________
 JEFFREY VOLPE, DIRECTOR

 /s/ Agata Gotova
 ______________________
 AGATA GOTOVA, DIRECTOR

 THIS IS TO CERTIFY:

 That I am the duly elected, qualified and acting Secretary of INNOVATIVE
SOFTWARE TECHNOLOGIES, INC., and that the above and foregoing Bylaws were adopted as the Bylaws of said corporation on the 4th day of March, 1998, by the Directors of said corporation.

 IN WITNESS WHEREOF, I have hereunto set my hand this 4th day of March, 1998.

By /s/Agata Gotova
_______________________
Agata Gotova, Secretary





 SPECIMEN OF COMMON STOCK CERTIFICATE

 Innovative Software Technologies, Inc.
 INCORPORATED STATE OF CALIFORNIA MAY 27, 1998

 [________]NUMBER
 SHARES[________]
 AUTHORIZED COMMON STOCK; 20,000,000 SHARES PAR VALUE $.001
 NOT VALID UNLESS COUNTERSIGNED BY TRANSFER AGENT INCORPORATED
 UNDER THE LAWS OF THE STATE OF CALIFORNIA COMMON STOCK CUSIP 45768 A 10 4

 THIS CERTIFIES THAT

 Is the RECORD HOLDER OF SHARES OF Innovative Software Technologies, Inc. COMMON
 STOCK TRANSFERABLE ON THE BOOKS OF THE CORPORATION IN PERSON OR BY DULY
 AUTHORIZED ATTORNEY UPON SURRENDER OF THIS CERTIFICATE PROPERLY ENDORSED.

 THIS CERTIFICATE IS NOT VALID UNTIL COUNTERSIGNED BY THE TRANSFER AGENT AND
 REGISTERED BY THE REGISTRAR.

 Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

 Dated:

 [SEAL OF Innovative Software Technologies, Inc.]

 /s / JEFFREY VOLPE
President

 /s/ AGATA GOTOVA
Secretary


By: ^^Illegible Signature^^
American Registrar and Transfer Company
Salt Lake City, UT 84107

 This Certificate is not valid unless countersigned by the Transfer Agent.

 NOTICE: Signature must be guaranteed by a firm which is a member of a registered national stock exchange, or by a bank (other than a savings bank) , or a trust company.

 The following abbreviation, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

 TEN COM - as tenants in common UNIF GIFT MIN ACT - ____Custodian____
 TEN ENT - as tenants by the entireties


 (Cust) (Minor) JT TEN - as joint tenants with right under Uniform Gifts to Minors of survivorship and not as tenants in common
 (State) Additional abbreviation may also be used though not in above list.

 FOR VALUE RECEIVED, _________ hereby sell, assign and transfer unto PLEASE
 INSERT SOCIAL SECURITY OR OTHER IDENTIFYING NUMBER OF ASSIGNEE
 --------------------------------------------------------------------------
 __________________________________________________________________________
 (Please print or typewrite name and address including zip code of assignee)
 __________________________________________________________________________
 __________________________________________________________________________
 __________________________________________________________________________
 Shares of the capital stock represented by the within Certificate, and do hereby irrevocably constitute and appoint
 __________________________________________________________________________
 Attorney to transfer the said stock on the books of the within-named
 Corporation with full power of substitution in the premises.

 Dated: ______________

 NOTICE: The signature to this assignment must correspond with the name as written upon the face of the Certificate, in every particular, without alteration or enlargement, or any change whatever.

