Form 10QSB
period 2000-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2000-05-15
CIK 1084047

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

The number of shares of the registrant's common stock as of March 31, 2000:
3,492,520 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE





                       INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                          (a development stage company)
                                  BALANCE SHEET
                  AS OF MARCH 31, 2000 AND MARCH 31, 1999
                                   (unaudited)


                                  March 31, 2000              March 31, 1999

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


                                   =================          =================


LIABILITIES AND SHAREHOLDERS' EQUITY

     Shareholders' equity

Common stock (no par value)
20,000,000 shares authorized
3,492,520 outstanding at
March 31, 1999 and 2000
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

                                  ================             ================











                          INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                           (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                   AND THE THREE MONTHS ENDED MARCH 31, 1999
         AND FOR THE PERIOD FROM INCEPTION MAY 27, 1998 TO MARCH 31, 2000
                                   (unaudited)

                                                         From inception
               Three months ended  Three months ended     May 27, 1998 to

               March 31, 2000         March 31, 1999     March 31, 2000
               ------------------  -------------------  -----------------
Sales         $             -0-    $           -0-      $             -0-


               ------------------  -------------------  ------------------

Total income: $             -0-    $           -0-      $             -0-

Expenses

Administrative            (391)    $         (391)      $        (17,502)

               ------------------   ------------------  -------------------

    Total expenses        (391)    $         (391)      $        (17,502)


Loss from operations      (391)    $         (391)      $        (17,502)

               ------------------   ------------------  -------------------
Net loss      $           (391)    $         (391)      $        (17,502)

               ==================   ===================  ==================




                              INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                  (a development stage company)
                          STATEMENT OF CHANGES IN FINANCIAL POSITION
                          FOR THE THREE MONETHS ENDED MARCH 31, 2000
                   AND THE PERIOD FROM INCEPTION MAY 27 TO MARCH 31, 2000
                                          (unaudited)


From inception
                                                 Three months ended
May 27, 1998 to
                                                 September 30, 1999
March 31, 2000
                                                 ------------------
------------------
Funds provided from (used for)operations
     Net (loss) during development stage         $        (   391)       $
     (34,925)
     Accounts payable                                         391
         600
     Stocks issued for services                                 -
      34,925
Funds provided by (used for) operating activities               -
         237


Funds provided from (used for) financing activities

     Proceeds from sale of stock                            2,200
           -
                                                 ------------------
------------------

Net funds provided from (used for) all activities           7,500        $
     215,012

Cash balance at beginning of year                           1,000
           -
                                                 ------------------
------------------

Cash balance at end of period                    $          1,000        $
       1,000

                                                 ==================
==================



                                INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                    (a development stage company)
                                 STATEMENT OF SHAREHOLDERS' EQUITY
                            FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                           (unaudited)


                                                           Common stock

-------------------------------------------
                                                  Number
                                                of shares       Amount
Deficiency
                                                ----------      ------
----------

Balance December 31, 1998                       1,077,100       17,902
( 17,502)

Net (loss) during development stage
(34,592)
                                                ----------      ------
----------
Balance March 31, 2000                          3,492,520       34,925
   (391)
                                              ============     =========
=============



                            INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                 (a development stage company)
                                 NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                        (unaudited)

1.   GENERAL

The financial statements have been prepared by management without audit and should be read in conjunction with the financial statements and notes thereto for the the months ended March 31, 2000. The Company is still in the development stage and the results of interim periods are not indicative of the results for the year. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for the fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

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

  3.   OTHER MATTERS

AMENDMENT TO ARTICLES OF INCORPORATION: The Company originally issued
1,077,000
common shares of stock, when the Company was acting as its own transfer agent.
However, the Company's new transfer agent refused to recognize the issue of 77,000 of the 1,077,000 common shares of stock, due to the fact that the Company's articles of incorporation had not been amended to provide for an increase in capital. On March 1, 1999, the Company amended its articles of incorporation to authorize capital of 20,000,000 common shares. Since the filing of this amendment was delayed, this resulted in a a difference between the shares outstanding on March 31, 2000 as shown on the official share register of the transfer agent and the Company's audited financial statements.

On November 26, 1999, the Company effected an 8-1 forward split of its common shares of stock, resulting in outstanding shares of 8,332,520.

SUBSEQUENT EVENTS: On March 31, 2000, the Company redeemed 4,840,000 common shares from Officer/Director Agata Gotova, at par value.

PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of providing sales of computer related software and related services. The Company has only commenced operations on its web site at www.software-software-software.com.

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

Innovative Software Technologies, Inc.


   Dated: March 31, 2000          By:    Jeffrey Volpe
                                        ---------------------------
                                          Jeffrey Volpe, President



   Dated: March 31, 2000          By:    Agata Gotova
                                        -------------------------------------
                                        Agata Gotova, Chief Financial
Officer



[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                  1000
[PP&E]                                            1000
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                    1000
[CURRENT-LIABILITIES]                             1000
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          2084
[OTHER-SE]                                      (34592)
[TOTAL-LIABILITY-AND-EQUITY]                      1000
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                  (391)
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                   (391)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                               (391)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                      (391)
[EPS-BASIC]                                       (.00)
[EPS-DILUTED]                                     (.00)