Form 10QSB/A
period 2000-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2000-06-02
CIK 1084047

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000. Amendment No. 1

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


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

The number of shares of the registrant's common stock as of March 31, 2000:
4,309,320 shares.

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

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE





                       INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                          (a development stage company)
                                  BALANCE SHEET
                  AS OF MARCH 31, 2000 AND MARCH 31, 1999
                                   (unaudited)


                                  March 31, 2000              March 31, 1999

                                  ------------------          -----------------
ASSETS



     Current assets

Cash                             $    1,000                   $       1,000

                                   -----------------          -----------------

     Total current assets        $    1,000                   $       1,000

                                   -----------------          -----------------
     Total assets                $    1,000                   $       1,000


                                   =================          =================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:             $      991                  $         991

                                   -----------------         ------------------
     Shareholders' equity

Common stock (no par value)
20,000,000 shares authorized
3,492,520 outstanding at
March 31, 2000                    $   3,492                     $      3,492
Paid in capital                      14,401                           14,401
Deficit accumulated during
development stage                   (17,893)                        ( 17,502)
                                    --------
--------
Total shareholders' equity        $       9                     $          9

Total liabilities and
shareholders' equity              $   1,000                     $      1,000

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