Form 10QSB/A
period 2000-06-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2000-09-15
CIK 1084047

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                         FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
June 30, 2000.

( )      Transition report pursuant of Section 13 or 15(d) of the
Securities Exchange Act of 1939 for the transition period ____ to______


              COMMISSION FILE NUMBER 000-1084047
                         -----------

              INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
           ------------------------------------------
       (Exact name of registrant as specified in its charter)

California                                      95-4691878
----------------------------------            -------------------
(State or other jurisdiction of              IRS EMPLOYER ID NO.
 incorporation or organization)


827 State Street, Suite 26
 Santa Barbara, CA 95682                      805 899 1299
-----------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)


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

The number of shares of the registrant's common stock as of June
30, 2000: 4,309,320 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE













































                       INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                        AS OF JUNE 30, 2000 AND MARCH 31, 1999
                                    (unaudited)

                                  June 30, 2000              March 31, 1999
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
     Shareholders' equity

Common stock (no par value)
20,000,000 shares authorized
3,492,520 outstanding at
June 30, 2000                    $   3,492                     $      3,492
Paid in capital                      14,401                           14,401
Deficit accumulated during
development stage                   (17,893)                        ( 17,502)
                                    --------                         --------
Total shareholders' equity        $       9                     $          9

Total liabilities and
shareholders' equity              $   1,000                     $      1,000
                                  ================             ================



























                           INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                           (A Development Stage Company)
                               STATEMENT OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2000
                        AND THE SIX MONTHS ENDED MARCH 31, 1999
               AND FOR THE PERIOD FROM INCEPTION MAY 27, 1998 TO JUNE 30, 2000
                                       (unaudited)

                                                          From inception
               Six months ended      Six months ended     May 27, 1998 to
               June 30, 2000         March 31, 1999      June 30, 2000
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

               ==================   ===================  ==================































                              INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                  (a development stage company)
                          STATEMENT OF CHANGES IN FINANCIAL POSITION
                          FOR THE THREE MONETHS ENDED June 30, 2000
                   AND THE PERIOD FROM INCEPTION MAY 27 TO June 30, 2000
                                          (unaudited)

                                                                       From inception
                                                 Six months ended      May 27, 1998 to
                                                 September 30, 1999    June 30, 2000
                                                 ------------------    ------------------
Funds provided from (used for)operations
     Net (loss) during development stage         $        (   391)       $        (34,925)
     Accounts payable                                         391                     600
     Stocks issued for services                                 -                  34,925

Funds provided by (used for) operating activities               -                     237
Funds provided from (used for) financing activities

     Proceeds from sale of stock                            2,200                       -
                                                 ------------------      -----------------
-

Net funds provided from (used for) all activities           7,500        $        215,012
Cash balance at beginning of year                           1,000                       -

                                                 ------------------      -----------------
Cash balance at end of period                    $          1,000        $          1,000

                                                 ==================     ==================


                                INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                    (A Development Stage Company)
                                 STATEMENT OF SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                           (unaudited)


                                                           Common stock
                                            -------------------------------------------
                                                  Number
                                                of shares       Amount     Deficiency

                                                ----------      ------     ----------

Balance December 31, 1998                       1,077,100       17,902      ( 17,502)

Net (loss) during development stage                                          (34,592)
                                                ----------      ------     ----------
Balance June 30, 2000                          3,492,520       34,925          (391)
                                              ============     =========  =============










[CAPTION]
                   INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                     (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS
                FOR THE Six months ENDED June 30, 2000
                               (unaudited)

1.   GENERAL

The financial statements have been prepared by management without audit and should be read in conjunction with the financial statements and notes thereto for the the months ended June 30, 2000. The Company is still in the development stage and the results of interim periods are not indicative of the results for the year. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for the fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

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

  3.   OTHER MATTERS

AMENDMENT TO ARTICLES OF INCORPORATION: The Company originally issued 1,077,000 common shares of stock, when the Company was acting as its own transfer agent. However, the Company's new transfer agent refused to recognize the issue of 77,000 of the 1,077,000 common shares of stock, due to the fact that the Company's articles of incorporation had not been amended to provide for an increase in capital. On March 1, 1999, the Company amended its articles of incorporation to authorize capital of 20,000,000 common shares. Since the filing of this amendment was delayed, this resulted in a a difference between the shares outstanding on June 30, 2000 as shown on the official share register of the transfer agent and the Company's audited financial statements.

On November 26, 1999, the Company effected an 8-1 forward split of its common shares of stock, resulting in outstanding shares of 8,332,520.

SUBSEQUENT EVENTS: On June 30, 2000, the Company redeemed
4,840,000 common shares from Officer/Director Agata Gotova, at par value.

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

Innovative Software Technologies, Inc.


   Dated: June 30, 2000          By:    Jeffrey Volpe
                                      ---------------------------
                                     Jeffrey Volpe, President



   Dated: June 30, 2000          By:    Agata Gotova
                                ---------------------------------
                                        Agata Gotova, Chief
Financial Officer



[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              6-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JUN-30-2000
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