Form 10QSB/A
period 2000-09-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2000-11-14
CIK 1084047

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE








[CAPTION]
                       INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                       AS OF SEPTEMBER 30, 2000 AND MARCH 31, 1999
                                    (unaudited)

                                  September 30, 2000              March 31,
                                        1999                        1999
                                  ------------------          -----------------
ASSETS
     Current assets
Cash                             $    1,000                   $       1,000
                                   -----------------          -----------------
     Total current assets        $    1,000                   $       1,000
                                   -----------------          -----------------
     Total assets                $    1,000                   $       1,000
                                   =================          =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:             $      991                  $         991
                                   -----------------         ------------------
     Shareholders' equity
Common stock (no par value)
20,000,000 shares authorized
3,492,520 outstanding at
September 30, 2000               $   3,492                  $       3,492
Paid in capital                     14,401                         14,401
Deficit accumulated during
development stage                  (17,893)                      ( 17,502)
                                    --------                      --------
Total shareholders' equity       $       9                  $           9

Total liabilities and
shareholders' equity             $   1,000                  $       1,000
                                  ================             ================



















                                 INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                     (A Development Stage Company)
                                        STATEMENT OF OPERATIONS
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                AND THE NINE MONTHS ENDED MARCH 31, 1999
                  AND FOR THE PERIOD FROM INCEPTION MAY 27, 1998 TO SEPTEMBER 30, 2000
                                             (unaudited)

                                                                   From inception
               NINE months ended           NINE months ended       May 27, 1998 to
               September 30, 2000          March 31, 1999          September 30, 2000
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
               ==================        ===================       ==================











                               INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   (A Development Stage Company)
                            STATEMENT OF CHANGES IN FINANCIAL POSITION
                           FOR THE THREE MONETHS ENDED September 30, 2000
                    AND THE PERIOD FROM INCEPTION MAY 27 TO September 30, 2000
                                            (unaudited)

                                                                        From inception
                                                 NINE months ended      May 27, 1998 to
                                                 September 30, 1999     September 30, 2000
                                                 ------------------     ------------------
Funds provided from (used for)operations
     Net (loss) during development stage         $        (   391)       $        (34,925)
     Accounts payable                                         391                     600
     Stocks issued for services                                 -                  34,925
Funds provided by (used for) operating activities               -                     237
Funds provided from (used for) financing activities
     Proceeds from sale of stock                            2,200                       -
                                                 ------------------      -----------------
Net funds provided from (used for) all activities           7,500        $        215,012
Cash balance at beginning of year                           1,000                       -
                                                 ------------------      -----------------
Cash balance at end of period                    $          1,000        $          1,000
                                                 ==================     ==================













                                INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                    (A Development Stage Company)
                                 STATEMENT OF SHAREHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                           (unaudited)


                                                           Common stock
                                            -------------------------------------------
                                                  Number
                                                of shares       Amount     Deficiency

                                                ----------      ------     ----------

Balance December 31, 1998                       1,077,100       17,902      ( 17,502)

Net (loss) during development stage                                          (34,592)
                                                ----------      ------     ----------
Balance September 30, 2000                      3,492,520       34,925          (391)
                                              ============     =========  =============















[CAPTION]
                       INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                           (a development stage company)
                           NOTES TO FINANCIAL STATEMENTS
                      FOR THE NINE months ENDED September 30, 2000
                                     (unaudited)

1.   GENERAL

The financial statements have been prepared by management without audit and should be read in conjunction with the financial statements and notes thereto for the the months ended September 30, 2000. The Company is still in the development stage and the results of interim periods are not indicative of the results for the year. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for the fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

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

  3.   OTHER MATTERS

AMENDMENT TO ARTICLES OF INCORPORATION: The Company originally issued
1,077,000 common shares of stock, when the Company was acting as its own transfer agent. However, the Company's new transfer agent refused to recognize the issue of 77,000 of the 1,077,000 common shares of stock, due to the fact that the Company's articles of incorporation had not been amended to provide for an increase in capital. On March 1, 1999, the Company amended its articles of incorporation to authorize capital of 20,000,000 common shares. Since the filing of this amendment was delayed, this resulted in a a difference between the shares outstanding on September 30, 2000 as shown on the official share register of the transfer agent and the Company's audited financial statements.

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

                                 Innovative Software Technologies, Inc.


   Dated: Sept.30, 2000          By:    Jeffrey Volpe
                                      ---------------------------
                                     Jeffrey Volpe, President


   Dated: Sept. 30, 2000          By:    Agata Gotova
                                ---------------------------------
                                        Agata Gotova, Chief
                                        Financial Officer

[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             SEP-30-2000
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