Form 10KSB
period 2000-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2001-04-03
CIK 1084047

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                 INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
            (Name of Small Business Issuer in its Charter)


             Nevada                               13-3500-677
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

   Room 1502, Sunning Court, Hoi Ping Road
   Causeway Bay, Hong Kong                                       N/A
(Address of principal executive offices)                     (Zip Code)

                 Issuer's telephone number: (011)852-2808-4329

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended December 31, 2000 were $0

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2000, computed by reference to the over-the-counter bulletin board, of registrant's Common Stock, was approximately $646,250. As at December 31, 2000, there were 3,492,520 shares of the issuer's common stock outstanding.

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

The Company's mailing address is Room 1502, Sunning Court, Hoi Ping Road, Causeway Bay, Hong Kong. The telephone number of its principal executive office is (011)852-2808-4329.

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

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has been quoted on the over-the-counter bulletin board, under the symbol "IVFW" since July 28, 2000. Beginning September 7, 2000, for approximately two weeks, it was quoted under the symbol "IVFWE" for failure to timely file its quarterly financial report for the quarter ended June 30, 2000. The high and low sale prices of company common stock were 1 and 1/2, respectively during the third and fourth quarters of fiscal year 2000.
The Company considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the
Common Stock.   As of December 31, 2000, there were 28 record holders of the
Company's Common Stock. The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:


  Period Reported                     Average High Bid         Average Low Bid
  ---------------                     ----------------         ---------------


  Quarter ended September 30, 2000      No data available

  Quarter ended December 31, 2000       1                           1/2




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

1.Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

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

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 2000 was 28.

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

The Executive Officers of the Company and its subsidiaries, and their ages, during fiscal year 2000 were as follows:

 Name                           Age                    Position
 ---------------------          ---                    --------
 Jeffrey Volpe                   43                    President, Director


 Agata Gotova                    28                   Secretary, Treasurer,
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

  ITEM 10. EXECUTIVE COMPENSATION.

The Company has made no provisions for cash compensation to its officers and directors. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year. The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered up to the period ended December 31, 2000.

                              Annual Compensation
                              -------------------

Name and Position           Salary        Bonus       Annual Deferred Salary
-----------------           ------        -----       ----------------------
Jeffrey Volpe, President    $   0            0                 0

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

 Name and Address              Number of Shares          Percentage Owned
 ----------------              ----------------          ----------------
 Agata Gotova  (2)              800,000                     22.9%
 827 State Street
 Santa Barbara, CA 93101

 Jeffrey Volpe                  800,000                     22.9%
 P.O. Box 2132
 Ventura, CA 93002

 Richard Tearle                 600,000                     17.18%
 1216 State Street #305
 Santa Barbara, CA 93101



 Officers and Directors        1,600,000                    45.8%
 as a Group
------------
(1) Table is based on current outstanding shares of 3,492,520.
(2) Agata Gotova is the wife of the Company's attorney, Kenneth G. Eade.

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 30, 2000, the company redeemed 3,640,000 common shares from Officer/director Agata Gotova and retired the shares to its treasury.

There have been no other transactions since the beginning of fiscal year 2000, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of the Company's stock have or will have any direct or indirect material interest. The Company does not currently have any policy toward entering into any future transactions with related parties.

 ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Financial Statements (included in Part II of this Report):

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

[CAPTION]
                           REPORT OF INDEPENDENT AUDITOR

 To the Shareholders and Board of Directors
 Innovative Software Technologies, Inc.

I have audited the accompanying balance sheets of Innovative Software Technologies, Inc. (A Development Stage Company) as of December 31, 2000 and December 31, 1999 and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Software Technologies, Inc. (A Development Stage Company) at December 31, 2000 and December 31, 1999, and the results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Roger G. Castro
-------------------
February 29, 2001
Oxnard, California



 [CAPTION]
                     Innovative Software Technologies, Inc.
                          (A Development Stage Company)
                      BALANCE SHEET AS OF DECEMBER 31, 2000
                              AND DECEMBER 31, 1999


                                        December 31           December 31
                                          2000                  1999
 ASSETS                                 -----------           -----------
 Current Assets:
Cash                                     $ 1,000              $ 1,000

Total Current Assets                     --------             --------
                                           1,000                1,000
                                         --------             --------

 LIABILITIES & STOCKHOLDERS' EQUITY

 Stockholders' Equity:

Common stocks, $.008 par value
Authorized shares - 20,000,000
Issued and outstanding shares
9,149,320 at Dec. 31, 1999
and 3,920,680 at Dec. 31, 2000             3,920                9,149
Paid in capital                           13,973                9,144

Deficit accumulated during
development stage                        ( 17,893)           ( 17,502)
                                         ---------           ---------
Total Stockholders' Equity                    400                 791
                                         ---------           ---------
 TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                      $1,000              $1,000



<[CAPTION>
 Innovative Software Technologies, Inc.
 (A Development Stage Company)
 STATEMENT OF INCOME FOR THE YEAR ENDED
 DECEMBER 31, 2000 AND FOR THE YEAR
 ENDED DECEMBER 31, 2000 and 1999 AND FROM MAY 27, 1998
 (INCEPTION) THROUGH DECEMBER 31, 2000

                                May 27, 1998
                                 through
                               December 31   December 31      December 31
                                  2000         1999             2000

 Income
 Sales                           $-0-            -0-              -0-
                                -------        ------          --------

 Total Income                      -              -                -
                                -------        ------          --------
 Expenses:

 Administrative Expenses        (17,983)        (391)               -
                                --------       -------         ---------

 Total Expenses                 (17,983)        (391)               -
                                --------       -------         ---------
 Net loss                       (17,983)        (391)               -
                                ========      ========         =========

[CAPTION]
                     Innovative Software Technologies, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED December 31, 2000
                    AND FOR THE YEAR ENDED DECEMBER 31, 1999
                    AND FROM MAY 27, 1998 (INCEPTION) THROUGH
                               DECEMBER 31, 1999

                                          May 27, 1998
                                          through
                                          December 31  December 31  December 31
                                          2000         1999             1998
                                          -------       ----------   ----------
 CASH FLOWS FROM OPERATING ACTIVITIES

                                          $   -0-             -0-           -0-
                                          -------        ----------  ----------
 Net Loss$                               (17,983)      $    (391)    $       -
 Accounts payable                            991             391             -
 Stocks issued for services               15,702                             -
                                                         ----------  ----------
 NET CASH USED BY OPERATING ACTIVITIES   ( 1,200)                            -
                                                         ----------  ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Stocks issued for cash                    2,200           2,200
                                          -------       ----------   ----------
 NET CASH FROM FINANCING ACTIVITIES      215,012           7,500
                                          -------       ----------   ----------
 INCREASE (DECREASE) IN CASH               1,000                            -
                                          -------       ----------   ----------
 BEGINNING CASH                              -0-           1,000         $1,000

                                          -------       ----------   ----------
 ENDING CASH                             $ 1,000         $ 1,000         $1,000
                                         =========      ==========   ==========

                                  Innovative Software Technologies, Inc.
                                      (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                                      FROM MAY 27, 1998 (INCEPTION)
                                        THROUGH DECEMBER 31, 2000
                                                                                   Deficit
                                                                                 Accumulated
                                                                                    During
                                               Common Stock         Paid-In       Development
                                               Shares  Par Value    Capital         Stage
                                               ------ ----------    -------       ---------
 Net loss for the year ended
 December 31, 1998                                -    $   -        $   -       $  (17,502)

 Stocks Issued for Cash                       102,100     102         2,098
 Stocks issued for services                   975,000     975        14,727
                                              -------  ---------    --------      ---------
 Balance at December 31, 1998               1,077,100   1,077        16,825        (17,502)


 Shares Issued for Cash                         6,500       6        12,994
                                              -------  ---------    --------      ---------
 Balance at December 31, 1998               1,077,100   1,077        16,825        (17,502)

 Retroactive adjustment for
 8 to 1 stock split November
 26, 1999                                  8,072,220    8,072        (7,681)       (17,893)

 Restated Balance January 1,
 1998                                      9,149,320    9,149         9,144        (17,893)


 Net Loss for the year
 Ended December 31, 1999                                                           (   391)


                                           ---------  ---------    --------      ---------
 Balance at December 31,1999               1,077,100   $1,077      $ 16,825      $ (17,893)
                                           ---------  --------     --------      ----------

 Balance at December 31, 2000              1,077,100   $1,077      $ 16,825      $ (17,893)
                                           ==========  ========    ==========    ==========
 Net loss for the year ended
 December 31, 2000                                                                       0


[CAPTION]
                     Innovative Software Technologies, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

The Company was incorporated under the laws of the state of California on May 27, 1998. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of California including, without limitation, to provide sales of computer related software and related services.

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


Item 14.    EXHIBITS, FINANCIAL STATEMENTS

14(a) Report of Independent Certified Public Accountant February 28, 2001 Financial Statements
            Balance Sheets
            Statement of Loss And Accumulated Deficit
            Statements of Stockholder's Equity
            Statements of Cash Flows
            Notes to Consolidated Financial Statements

  (b)       Reports on Form 8-K: Not Applicable
  (c)       Exhibits

Exhibit No.    D E S C R I P T I O N
-----------    ---------------------

3  (a)         Articles of Incorporation Innovative Software Technologies, Inc.
              (incorporated by reference to 10KSB for December 31, 1999
3.1(a)         Certificate of Amendment to Articles of Incorporation
               (incorporated by reference to 10KSb for December 31, 1999)
3  (b)         By-laws Innovative Software Technologies, Inc.
              (incorporated by reference to 10KSB for December 31, 1999)
4  (a)         Specimen certificate of common stock
              (incorporated by reference to 10KSB for December 31, 1999)

10 Other Documents - Not applicable

 SIGNATURES

 Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

 Innovative Software Technologies, Inc.

/s/  Cassandra Dean-Rankin
 _____________________________________________
 CASSANDRA DEAN-RANKIN, President and Director

 Date: February 28, 2001

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allan Dean
_____________________________________
ALLAN DEAN, Treasurer and Director

Date: February 28, 2001