Form 10QSB
period 2001-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2001-05-15
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10QSB
                                   ----------

(X) Quarterly report pursuant to Section, 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

( )      Transition  report  pursuant of Section 13 or 15 (d) of the  Securities
         Exchange Act of 1939 for the transition period        to
                                                        ------    ------

                       COMMISSION FILE NUMBER 000-1084047
                       ----------------------------------

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                    95-4691878
   ------------------------------                    -------------------
  (State or other jurisdiction of                    IRS EMPLOYER ID NO.
   incorporation or organization)





            112 Northwest Parkway, Riverside, MO 64150; 816-584-8030
--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed

Indicate by check mark whether the registrant (1) has Filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days.      Yes      X         No
                                               -----          -----

The  number of shares of the  registrant's  common  stock as of March 31,  2001:
1,453,117 shares.

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

Defaults On Senior Securities

Item 4. Submission of Items to a Vote

Item 5. Other Information

Item 6
(a)           Exhibits
(b)           Reports on Form 8K

SIGNATURES

PART I. FINANCIAL INFORMATION


                      INNOVATIVE SOFTWARE TECHNOLOGIES, INC
                         (A Development Stage Company)
                                 Balance Sheet
                                                                     March 31,         December 31,
                                                                       2001               2000
                                                                   (Unaudited)
                                                                    --------             --------
                                     ASSETS
                                     ------
Current Assets:
Cash                                                                $   --               $    400
                                                                    --------             --------
    Total Current Assets                                                --                    400
                                                                    --------             --------
    TOTAL  ASSETS                                                   $   --               $    400
                                                                    ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Stockholders'. Equity:
Common stock, par value of 3.001 per share, par value of
$.0003 after
    3 to 1 stock split; authorized-20 million, shares;
    issued and outstanding 1,453,117 and 1,436,440 respectively     $    484             $    479
Capital in excess of par value of stock                               17,826               17,814
Deficit accumulated during the development stage                     (18,310)             (17,893)
                                                                    --------             --------
    Total Stockholders' Equity                                          --                    400
                                                                    --------             --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   --               $    400
                                                                    ========             ========

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             Statement of Operations
               For the three months ended March 31; 2001 and 2000
         For the period May 27, 1998 (inception) through March 31, 2001
                                   (Unaudited)
                                                                     Cumulative
                                          March          March         During
                                           31,            31,        Development
                                          2000           2001           Stage
                                        ---------      ---------       ---------
INCOME
Sales                                 $         0    $         0    $         0
                                        ---------      ---------       ---------
 Total Income                                   0              0              0

EXPENSES
General and administrative                    417            391         18,310
                                        ---------      ---------       ---------
Total expenses                                417            391         18,310
                                        ---------      ---------       ---------
NET LOSS                              $      (417)   $      (391)       (18,310)
                                        =========      =========       =========
Basic loan per common shares          $     (0.00)   $     (0.00)          --
                                        =========      =========       =========
Weighted average shares outstanding     1,453,117      1,453,117           --
                                        =========      =========       =========


                    INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
             For the period May 27, 1998 (inception) through March 31, 2001)
                                                                                                    Deficit
                                                                                                  Accumulated
                                                             Number       Common       Additional    During
                                                               of         Stock         Paid-In-   Development
                                                             Shares    at Par Value     Capital       Stage       Total
                                                         ----------    ----------    ----------   ----------    ----------

Stocks issued for cash                                      102,100    $      102    $    2,098         --           2,200
Stocks issued for services                                  975,000           975        14,727         --          15,702
Net loss - December 31, 1998                                   --            --            --     $  (17,502)   $  (17,502)
                                                         ----------    ----------    ----------   ----------    ----------
Balance at DecembEr 31, 1998                              1,077,100         1,077        16,825      (17,502)          400
Retroactive adjustment for
 8 to I stock split November 26, 1999                     8,072,220            67           324         --             391
Balance at Decernber31, 1999                              9,149,320         1,144        17,149      (17,502)          791
Net loss - December 31, 1999                                   --            --            --           (391)         (391)
                                                         ----------    ----------    ----------   ----------    ----------
Balance at December 31, 1999                              9,149,320         1,144        17,149      (17,893)          400
Stocks retired June 30,2000                              (4,840,000          (605)          605         --            --
                                                         ----------    ----------    ----------   ----------    ----------
Balance at December 31, 2000                              4,309,320           539        17,754      (17,893)          400
Retroactive adjustment for 3 to 1 reverse
stock split - February 2001                              (2,872,880)          (60)           60         --            --
                                                         ----------    ----------    ----------   ----------    ----------
8alance at January 1, 2001                                1,436,440           479        17,814      (17,893)          400
Stocks issued services                                       16,617             5            12         --              17
Net loss - March 31, 2001                                      --            --            --           (417)         (417)
Balance at March 31, 2001                                 1,453,117    $      484       317,826   $  (18,310)   $     --
                                                         ==========    ==========    ==========   ==========    ==========


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
               For the three months ended March 31; 2001 and 2000
         For the period May 27, 1998 (inception) through March 31, 2001
                                   (Unaudited)
                                                                                            Cumulative
                                                            March              March          During
                                                             31,                31,         Development
                                                            2000                2001          Stage
                                                         ---------            ---------      ---------

  CASH FLOWS FRONT OPERATING ACTIVITIES
  Net loss                                               $   (417)         $   (391)         $(18,310)
  Adjustments to reconcile net loss to
      net cash provided by operating activities;
      Stocks issued for services                               17              --              15,719
      Depreciation & amorization                             --                --                --
      Prepaid expenses                                       --                --                --
                                                         ---------            ---------      ---------
NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                                 (400)             (391)           (2,591)

  CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of fixed assets                                --                --                --
  Exclusive license rights
                                                         ---------            ---------      ---------
  NET CASH PROVIDED (USED) BY INVESTING                      --                --                --
  ACTIVITIES

  CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stocks                                  --                --               2,591

  NET CASH PROVIDED (USED) BY FINANCING                      --                --               2,591
  ACTIVITIES

  INCREASE IN CASH                                           (400)             (391)             --

  BEGINNING CASH                                              400               791              --
                                                         ---------            ---------      ---------
  ENDING CASH                                            $   --            $    400          $   --
                                                         ---------            ---------      ---------
  NON CASH DISCLOSURE
  7,800,000 shares issued for services                   $     17          $   --            $ 16,719


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION- ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

Results of Operations
---------------------

The Company is engaged in the business of providing sales of computer related software and related services. The Company has only commenced operations on its web site at www.software-software-software.com.

Three months ended March 31, 2001 compared to three months ended March 31, 2000

The Company has generated no income since its inception, so a comparison of the two periods is not meaningful.

Liquidity and Capital Resources
-------------------------------

At March 31, 2001, the Company had a working capital surplus of $0, compared to a working capital surplus of $400 as of December 31, 2000. The difference is believed by management to be unremarkable. At March 31, 2001, the company has an accumulated deficit since inception of $(18,310).

Net cash used in operating activities was $400 for the three months ended March 31, 2001, compared with $391, used during the same period last year. The difference is thought by management to be unremarkable.

The company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials procurement or operating labor.

PART II. OTHER INFORMATION

Item 1. Legal proceedings                                    NONE

Item 2. Changes in securities acid use of proceeds           NONE

Item 3. Defaults on senior securities                        NONE

Item 4. Submission of items to a vote                        NONE

Item 5. Other information

Item 6.


a)          Exhibits                                         NONE
b)          Reports on 8K                                    April 25, 2001

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Software Technologies, Inc.

Dated: May 11, 2001                      By: /s/ Douglas Hackett
                                             ------------------------------
                                                 Douglas Hackett, President

Dated: May 11, 2001                      By:
                                             ------------------------------
                                                 Chief Financial officer