Form 10QSB
period 2001-06-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2001-08-14
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                       Commission File Number: 000-1084047


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


          California                                       95-46918978
          ----------                                       -----------
  (State or other jurisdiction                  (IRS Employer Identification No.
of incorporation or organization)


                              112 Northwest Parkway
                               Riverside, MO 64150
                               -------------------
                    (Address of principal executive offices)

                                 (816) 583-8030
                                 --------------
                           (Issuer's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

There were 46,156,212 shares of common stock, $0.001 par value, outstanding as of August 10, 2001.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB



                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - June 30, 2001 (Unaudited)
       and December 31, 2000..................................................................        3

     Condensed Consolidated Statements of Operations (Unaudited) for the
       Three Months and Six Months Ended June 30, 2001 and 2000...............................        4

     Condensed Consolidated Statement of Stockholders' Equity/(Deficiency) (Unaudited) for the
       Six Months Ended June 30, 2001.........................................................        5

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the
       Six Months Ended June 30, 2001 and 2000................................................        6

     Condensed Consolidated Statements of Comprehensive Income for the
       Six Months Ended June 30, 2001.........................................................        7

     Notes to the Condensed Consolidated Financial Statements (Unaudited).....................        8

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................       13

                           PART 11 - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................................       14

Signatures    ................................................................................       14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                          June 30,     December 31,
                                                                            2001            2000
                                                                       ------------    ------------
                                     ASSETS
Current Assets
     Cash ..........................................................   $     99,439    $        888
     Investments  - available for sale .............................            675          26,250
     Prepaid expenses ..............................................          2,550            --
     Other current assets ..........................................            597            --
                                                                       ------------    ------------
         Total Current Assets ......................................        103,261          27,138
                                                                       ------------    ------------
Property and Equipment, Net ........................................         31,236           6,744
                                                                       ------------    ------------
Other Assets
     Deposit .......................................................          2,615            --
                                                                       ------------    ------------

Total Assets .......................................................   $    137,112    $     33,882
                                                                       ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current Liabilities
     Trade accounts payable and accrued expenses ...................   $     21,935    $       --
     Note Payable ..................................................        248,491         264,412
                                                                       ------------    ------------
         Total Current Liabilities .................................        270,426         264,412
                                                                       ------------    ------------
Stockholders' Equity/(Deficiency)
     Common stock - $0.0003 par value; 20,000,000 shares authorized;     15,385,404
       and 14,531,071 shares issued
       and outstanding, respectively ...............................          4,615           4,359
     Additional paid-in-capital ....................................        486,663          59,753

     Unrealized loss on securities available for sale ..............        (25,575)           --

     Accumulated deficit ...........................................       (599,017)       (294,642)
                                                                       ------------    ------------
Total Stockholders' Equity/(Deficiency) ............................       (133,314)       (230,530)
                                                                       ------------    ------------

Total Liabilities and Stockholders' Equity/(Deficiency) ............   $    137,112    $     33,882
                                                                       ============    ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Innovative Software Technologies, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Three Months           For the Six Months
                                                    Ended June 30,                 Ended June 30,
                                                 2001          2000            2001            2000
                                            ------------    ------------   ------------    ------------
Sales ...................................   $      4,000    $       --     $      4,000    $     50,000

Cost of Sales ...........................           --              --             --              --
                                            ------------    ------------   ------------    ------------

Gross Profit ............................          4,000            --            4,000          50,000
                                            ------------    ------------   ------------    ------------

Operating Expenses
     General and administrative .........        254,959           4,459        272,790           6,384
     Selling ............................         34,585            --           35,585            --
                                            ------------    ------------   ------------    ------------

     Total Operating Expenses ...........        289,544           4,459        308,375           6,384
                                            ------------    ------------   ------------    ------------

Income (Loss) From Operations ...........       (285,544)          4,459       (304,375)         43,616
                                            ------------    ------------   ------------    ------------

Other Income (Expense)
     Other expense ......................           --              --             --              --
     Interest income ....................           --              --             --              --
     Interest expense ...................           --              --             --              --
                                            ------------    ------------   ------------    ------------

     Total Other Income (Expense) .......           --              --             --              --
                                            ------------    ------------   ------------    ------------

Income (Loss) Before Income Taxes .......       (285,544)          4,459       (304,575)         43,616

Income Tax Expense ......................           --              --             --              --
                                            ------------    ------------   ------------    ------------

Net Income (Loss) .......................   $   (285,544)   $      4,459   $   (304,575)   $     43,616
                                            ============    ============   ============    ============

Basic and Diluted Income (Loss) per Share   $      (0.02)           0.00   $      (0.02)           0.00
                                            ============    ============   ============    ============

Weighted Average Number of Common
 Shares Used in Per Share Calculation ...     15,082,515      14,531,071     14,806,793      14,531,071
                                            ============    ============   ============    ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                       Total
                                                                                                       Stock-
                                                            Additional   Unrealized                    holder
                                        Common Stock         Paid-in      Loss on      Accumulated     Equity/
                                    Shares       Amount      Capital     Securities      Deficit    (Deficiency)
                                  ----------   ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2000 ...   14,531,071   $    4,359   $   59,753   $     --      $ (294,642)   $ (230,530)

Issuance of common stock ......      854,333          256      426,910         --            --         427,166

Unrealized loss on investments          --           --           --        (25,575)         --         (25,575)

Net loss for the period .......         --           --           --           --        (304,375)     (304,375)
                                  ----------   ----------   ----------   ----------    ----------    ----------

Balance - June 30, 2001 .......   15,385,404   $    4,615   $  486,663   $  (25,575)   $ (599,017)   $ (133,314)
                                  ==========   ==========   ==========   ==========    ==========    ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the Six Months
                                                                      Ended June 30,
                                                                    2001        2000
                                                                 ---------    ---------
Cash Flows From Operating Activities
Net income/(loss) ............................................   $(304,375)   $  43,616
Adjustments to reconcile net (loss) earnings to net cash
 provided by (used in) operating activities:
   Depreciation and amortization .............................       2,610        2,095
   Non-cash expenses .........................................      27,166         --
   Changes in operating assets and liabilities:
     Inventory ...............................................        --           (877)
     Prepaid Expense .........................................      (2,550)        --
     Other Current Assets ....................................        (597)        --
     Other Assets ............................................      (2,615)        --
       Accounts Payable and Accrued liabilities ..............      21,936       (6,930)
                                                                 ---------    ---------

   Net Cash Provided by/(Used in) Operating Activities .......    (258,425)      37,904
                                                                 ---------    ---------

Cash Flows From Investing Activities
   Capital expenditures ......................................     (27,102)        --
                                                                 ---------    ---------

   Net Cash Used in Investment Activities ....................     (27,102)        --
                                                                 ---------    ---------

Cash Flows From Financing Activities
   Issuance of common stock ..................................     400,000         --
   Proceeds from borrowing under note payable to related party      35,503         --
   Payment on note payable to related party ..................     (51,425)     (35,214)
                                                                 ---------    ---------

   Net Cash Provided by (Used in) Financing Activities .......     384,078      (35,214)
                                                                 ---------    ---------

Net Increase in Cash and Cash Equivalents ....................      98,551        2,690

Cash and Cash Equivalents at Beginning of Period .............         888        4,043
                                                                 ---------    ---------

Cash and Cash Equivalents at End of Period ...................   $  99,439    $   6,733
                                                                 =========    =========

Supplemental Cash Flow Information:
   Unrealized loss on securities available for sale ..........   $ (25,575)   $    --
                                                                 =========    =========

   Issuance of common stock for services provided ............   $  27,166    $    --
                                                                 =========    =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Six Months
                                                                                       Ended June 30,
                                                                                 2001                 2000
                                                                           ---------------     -----------------
Net income/(loss).........................................................$       (304,375)    $          43,616
Other comprehensive income/(loss), net of tax:
     Unrealized loss on investments, net of
          tax of $(10,230) and $0.........................................$        (15,345)    $              -
                                                                          -----------------    ----------------=

Other comprehensive income/(loss).........................................$        (15,345)    $              -
                                                                          -----------------    -----------------

Comprehensive income/(loss)...............................................$       (319,720)    $          43,616
                                                                          =================    =================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A  -  COMPANY DESCRIPTION

       Innovative Software Technologies, Inc. (Innovative) is a global software company specializing in the aggregation and distribution of business-to-business and business-to-consumer eService platforms. Through its acquisition of Hackett Media, Inc. on April 16, 2001, the Company has three main products that consist of The Financial Toolkit 1.0, an integrated financial services package that allows consumers to perform a comprehensive personal finance evaluation, and then creates a competitive bidding environment from a network of financial service providers; Bizkit 1.0, a turnkey e-commerce solution targeted at small businesses which provides all the resources necessary to successfully plan, launch, and grow an online presence; and Skills in Demand, an eLearning certification course catering to Information Systems and Internet Professionals.

       In addition, the company was also in the business of selling vintage furniture and fixtures prior to December 31, 2000.

       On April 16, 2001, Innovative with immaterial net assets, acquired 100% of the outstanding common stock of Hackett Media, Inc. (Hackett). The acquisition resulted in the owners and management of Hackett having effective operating control of the combined entity after the acquisition, with the existing Innovative investors continuing as only passive investors. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 8-K filed April 25, 2001, and Form 8-K/A filed June 15, 2001.

       Under accounting principles generally accepted in the United States, the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Hackett for the net monetary assets of Innovative, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Innovative Software Technologies), are those of the "legal acquiree" (Hackett) (i.e. the accounting acquirer). The Securities and Exchange Commission requires that capital transactions consummated after year end but prior to the issuance of the consolidated financial statements should be given retroactive effect as if the transaction had occurred on December 31, 2000.

       A summary of the company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE B  -  SUMMARY OF ACCOUNTING POLICIES

1.     Recent Accounting Pronouncements

       On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

       o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

       o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

       o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives no longer be subject to amortization.

       o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

       o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

       Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.


2.     Interim Condensed Financial Statements

       The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2000, Form 8-K dated April 16, 2001, and Form 8-K/A dated June 15, 2001. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.     Revenue Recognition

       The Company  recognizes  revenue in accordance with Statement of Position
       97-2,  Software  Revenue  Recognition,   which  states  that  revenue  is
       recognized after delivery of the product.

4.     Depreciation

       Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Accelerated methods are used for both book and tax purposes.

           Machinery and Equipment                           3 - 5 years
           Office Furniture and Fixtures                     5 - 7 years


5.     Investments in Equity Securities

       All equity securities are classified as available-for-sale. These securities have been adjusted to their fair market value based upon quoted market prices. Unrealized holding gains and losses are reported as a separate component of Stockholder's equity. Unrealized holding losses amounted to $25,575 and $0 as of June 30, 2001 and December 31, 2000, respectively. Investments consist of 15,000 shares of common stock of Ensurge, Inc., a company affiliated through common ownership (See Note D below).

6.     Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

7.     Advertising Costs

       Advertising and promotion costs are expensed as incurred. Advertising costs charged against income for the six months ended June 30, 2001 and 2000 were $34,586 and $0, respectively.

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C  -  PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at June 30, 2001 and December 31, 2000:

                                                 June 30,     December 31,
                                                    2001             2000
                                          ---------------------------------
         Machinery and Equipment..........$       33,007     $       14,258
         Furniture and Fixtures...........         6,587              3,475
         Computer Software................         3,014                  -
         Leasehold improvements...........         2,228                  -
                                          --------------     --------------
         .................................        44,835             17,733
         Less: Accumulated depreciation...       (13,599)           (10,989)
                                          --------------     --------------

         Net Property and Equipment.......$       31,236     $        6,744
                                          ==============     ==============

       Depreciation and amortization expense for the six months ended June 30, 2001 and 2000 was $2,610 and $2,095 respectively.

NOTE D  -  Related Party Transactions

       Note payable to shareholder represents the balance due for advances made to the company. The balance within the note payable account as of June 30, 2001 and December 31, 2000 was $248,491 and $264,412, respectively.
       There is no formal maturity date and no imputed interest associated with the note.

       A company executive and shareholder is also the shareholder of an affiliated company, JCL Holdings, Inc (JCL). On December 30, 2000, Hackett Media sold its inventory to JCL for 15,000 shares of Ensurge, Inc. common stock at a FMV of $1.75 per share. The Company recorded the shares at a fair market value of $26,250. The inventory of $11,448 was transferred to the related party at cost. The difference of $14,802 was recorded as contributed capital.

       The Company provided consulting services for an affiliated company during 2000, Ensurge, Inc. The consulting fees earned for the six months ended June 30, 2000 totaled $50,000.

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E  -  COMMITMENTS AND CONTINGENCIES

       In 2001, the Company entered into an operating lease for certain office space. Future minimum lease payments under the operating lease as of June 30, 2001 are as follows:

                  Year Ending December 31:
                  2001..............................................$   11,250
                  2002                                                  22,500
                  2003                                                  22,500
                  2004                                                  22,500
                  2005                                                  22,500
                  2006                                                   5,625
                                                                    ----------

                  Total.............................................$  106,875
                                                                    ==========

       Rent expense for the six months ended June 30, 2001 and 2000 was $5,625 and $0, respectively.

NOTE F  -  SUBSEQUENT EVENTS

       On July 2, 2001, the Company's Board of Director's approved a three-to-one forward split of the Company's stock effective August 10, 2001. The shareholder's of record as of July 31, 2001 will receive a total of 3 common shares for each common share owned as of the record date.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB.

Results of Operations

         There were minimal sales for the three and six months ended June 30, 2001 and 2000. The Company's principal source of revenue for the second quarter of 2001 resulted from a small consulting project.

         There was no cost of sales for the three and six months ended June 30, 2001 and 2000, respectively. As our expected sales increase in the coming periods, we expect our cost of sales to increase proportionately.

         General and administrative expenses for the three months ended June 30, 2001 and 2000 were, respectively, $254,959 and $4,459. General and administration expenses consisted primarily of salaries and wages of $75,417, professional fees of $68,728, travel and entertainment of $57,365, payroll taxes of $12,466, and telephone expenses of $6,883. The remaining costs of $34,100 are from general operations.

         Selling expenses for the three months ended June 30, 2001 and 2000 were $34,585 and $0, respectively. The current quarter costs consisted primarily of advertising expenses associated with key products.

         Depreciation and amortization expense for the three months ended June 30, 2001 and 2000, was $1,980 and $1,048, respectively. Depreciation and amortization expense increased primarily as a result of the additions of computer equipment in the current period.

Liquidity and Capital Resources

         At June 30, 2001, cash and short-term investments are $99,439, an increase of $98,551 from December 31, 2000. Cash flow used in operations was $258,425 for the six months ended June 30, 2001. The company has one note payable outstanding to a shareholder of the company. The balance of the note payable as of June 30, 2001 is $248,491 while stockholders' deficiency amounts to $133,314 as of June 30, 2001.

         The company has financed its operations to date primarily through a Finance Agreement of convertible debt and securities. The Finance Agreement calls for financing of up to $2.5 million of which $1 million be received in increments in 2001 and the remaining $1.5 million be received based upon the company's performance. As of June 30, 2001, $400,000 of the initial $1 million was received by the company. An additional $100,000 was received in August of 2001.

         The company expects that its existing cash resources and available financing will be sufficient to meet its operating requirements and ordinary capital spending needs until the company expects its cash generated from operations will be sufficient to meet its operating requirements and ordinary capital spending needs going forward.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.


         2.1 Share Exchange Agreement dated as of April 16, 2001, by and among Hackett Media, Inc. and Innovative Software Technologies, Inc. (Exhibit number 2.1 on June 15, 2001 Form 8-K/A).


During the period covered by this report, the Company filed the following reports on Form 8-K:

On April 25, 2001, as amended on June 15, 2001, reporting the April 16, 2001 acquisition of Hackett Media, Inc.






OTHER ITEMS

         There were no other items to be reported under Part II of this report.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Innovative Software Technologies, Inc.

Date: August 10, 2001               /s/ Douglas S. Hackett
                                    ----------------------
                                        Douglas S. Hackett
                                        President, Chief Executive Officer and
                                        Director