Form 10QSB
period 2001-09-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2001-11-13
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the Quarter Ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                       Commission File Number: 000-1084047


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)


                California                                95-46918978
                ----------                                -----------
      (State or other jurisdiction             (IRS Employer Identification No.)
    of incorporation or organization)


                              112 Northwest Parkway
                               Riverside, MO 64150
                               -------------------
                    (Address of principal executive offices)

                                 (816) 584-8030
                                 --------------
                           (Issuer's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

There were 47,323,620 shares of common stock, $0.001 par value, outstanding as of November 13, 2001.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                    Page

                          PART I-FINANCIAL INFORMATION
Item 1. Financial Statements

     Condensed Balance Sheets - September 30, 2001 (Unaudited)
       and December 31, 2000..................................................................        3

     Condensed Statements of Operations (Unaudited) for the
       Three Months and Nine Months Ended September 30, 2001 and 2000.........................        4

     Condensed Statement of Stockholders' Equity/(Deficiency) (Unaudited) for the
       Nine Months Ended September 30, 2001...................................................        5

     Condensed Statements of Cash Flows (Unaudited) for the
       Nine Months Ended September 30, 2001 and 2000..........................................        6

     Condensed Statements of Comprehensive Income for the
       Three and Nine Months Ended September 30, 2001 and 2000................................        7

     Notes to the Condensed Financial Statements (Unaudited)..................................        8

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................       13

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities.................................................................       14

Item 6. Exhibits and Reports on Form 8-K......................................................       14

Signatures    ................................................................................       14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                  September 30,   December 31,
                                                                                          2001            2000
                                                                                  -------------   --------------
                                     ASSETS
Current Assets
     Cash...... ...............................................................   $      69,268    $         888
     Accounts receivable........................................................          4,000               -
     Investments  - Available for sale..........................................        300,750           26,250
     Prepaid expenses...........................................................          1,875               -
     Other current assets.......................................................            358               -
                                                                                  -------------    -------------
         Total Current Assets...................................................        376,251           27,138
                                                                                  -------------    -------------
Property and Equipment, Net.....................................................         37,071            6,744
                                                                                  -------------    -------------
Other Assets
     Deposit  ..................................................................          2,615               -
                                                                                  -------------    ------------

Total Assets  ..................................................................  $     415,937    $      33,882
                                                                                  =============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current Liabilities
     Trade accounts payable and accrued expenses................................  $      19,224    $          -
     Note payable...............................................................        248,491          264,412
                                                                                  -------------    -------------
         Total Current Liabilities..............................................        267,715          264,412
                                                                                  -------------    -------------
Stockholders' Equity/(Deficiency)
     Common stock - $0.001 par value;  60,000,000 shares
       authorized;  47,323,620 and 43,593,213 shares issued
       and outstanding, respectively............................................         47,324            4,359
     Additional paid-in-capital.................................................        680,078           59,753

     Accumulated comprehensive loss.............................................        (25,500)              -

     Accumulated deficit........................................................       (553,680)        (294,642)
                                                                                  -------------    --------------
Total Stockholders' Equity/(Deficiency).........................................        148,222         (230,530)
                                                                                  -------------    --------------

Total Liabilities and Stockholders' Equity/(Deficiency).........................  $     415,937    $      33,882
                                                                                  =============    =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Innovative Software Technologies, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the Three Months           For the Nine Months
                                                 Ended September 30,            Ended September 30,
                                            ---------------------------    ----------------------------
                                                 2001          2000             2001           2000
                                            ------------   ------------    ------------    ------------
Sales ...................................   $    310,638   $      1,591    $    314,638    $     51,591

Cost of Sales ...........................           --              798            --               798
                                            ------------   ------------    ------------    ------------

Gross Profit ............................        310,638            793         314,638          50,793
                                            ------------   ------------    ------------    ------------

Operating Expenses
     General and administrative .........        221,428          4,339         493,903          10,724
     Selling ............................         44,188           --            79,773            --
                                            ------------   ------------    ------------    ------------

     Total Operating Expenses ...........        265,101          4,339         573,676          10,724
                                            ------------   ------------    ------------    ------------

Income (Loss) From Operations ...........         45,537         (3,546)       (259,038)         40,069
                                            ------------   ------------    ------------    ------------

Other Income (Expense)
     Other expense ......................           --             --              --              --
     Interest income ....................           --             --              --              --
     Interest expense ...................           --             --              --              --
                                            ------------   ------------    ------------    ------------

     Total Other Income (Expense) .......           --             --              --              --
                                            ------------   ------------    ------------    ------------

Income (Loss) Before Income Taxes .......         45,537         (3,546)       (259,038)         40,069

Income Tax Expense ......................           --             --              --              --
                                            ------------   ------------    ------------    ------------

Net Income (Loss) .......................   $     45,537   $     (3,546)   $   (259,038)   $     40,069
                                            ============   ============    ============    ============

Basic and Diluted Income (Loss) per Share   $       0.00   $       0.00    $      (0.01)   $       0.00
                                            ============   ============    ============    ============

Weighted Average Number of Common
 Shares Used in Per Share Calculation ...     46,947,990     43,593,213      45,262,916      43,593,213
                                            ============   ============    ============    ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
            CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                                         Total
                                                                                                         Stock-
                                                            Additional     Accumulat-                    holder
                                      Common Stock            Paid-in     ed Compreh-   Accumulated     Equity/
                                    Shares     Amount         Capital     ensive loss     Deficit    (Deficiency)
                                  ----------   ----------   ----------    ----------    ----------    ----------
Balance - December 31, 2000 ...   43,593,213   $    4,359   $   59,753    $     --      $ (294,642)   $ (230,530)

Stock split 3-for-1 ...........         --         41,541      (41,541)         --            --            --

Issuance of common stock ......    3,730,407        1,424      661,866          --            --         663,290

Unrealized loss on investments          --           --           --         (25,500)         --         (25,500)

Net loss for the period .......         --           --           --            --        (259,038)     (304,375)
                                  ----------   ----------   ----------    ----------    ----------    ----------

Balance - September 30, 2001 ..   47,323,620   $   47,324   $  680,078    $  (25,500)   $ (553,680)   $  148,222
                                  ==========   ==========   ==========    ==========    ==========    ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Nine Months
                                                                      Ended September 30,
                                                                       2001        2000
                                                                    ---------    ---------

Cash Flows From Operating Activities
 Net income/(loss) ...........................................      $(259,038)   $  40,069
 Adjustments to reconcile net (loss) earnings to net cash
 provided by (used in) operating activities:
   Depreciation and amortization .............................          6,196        3,144
   Sale of platform software for investment securities .......       (300,000)        --
   Non-cash expenses .........................................         66,366         --
   Changes in operating assets and liabilities:
     Accounts Receivable .....................................         (4,000)        --
     Inventory ...............................................           --            (79)
     Prepaid Expense .........................................         (1,875)        --
     Other Current Assets ....................................           (358)        --
     Other Assets ............................................         (2,615)        --
     Accounts Payable and Accrued liabilities ................         19,224       (7,339)
                                                                    ---------    ---------

   Net Cash Provided by/(Used in) Operating Activities .......       (476,100)      35,795
                                                                    ---------    ---------

Cash Flows From Investing Activities
   Capital expenditures ......................................        (36,523)        --
                                                                    ---------    ---------

   Net Cash Used in Investing Activities .....................        (36,523)        --
                                                                    ---------    ---------

Cash Flows From Financing Activities
   Issuance of common stock ..................................        596,924         --
   Proceeds from borrowing under note payable to related party         35,503         --
   Payment on note payable to related party ..................        (51,425)     (35,516)
                                                                    ---------    ---------

   Net Cash Provided by (Used in) Financing Activities .......        581,001      (35,516)
                                                                    ---------    ---------

Net Increase in Cash and Cash Equivalents ....................         68,380          279

Cash and Cash Equivalents at Beginning of Period .............            888        4,043
                                                                    ---------    ---------

Cash and Cash Equivalents at End of Period ...................      $  69,268    $   4,322
                                                                    =========    =========

Supplemental Cash Flow Information:
   Unrealized loss on securities available for sale ..........      $ (25,500)   $    --
                                                                    =========    =========

   Issuance of common stock for services provided ............      $  66,366    $    --
                                                                    =========    =========

   Sale of platform software for investment securities .......      $ 300,000    $    --
                                                                    =========    =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                  CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                  For the Three Months     For the Nine Months
                                                   Ended September 30,      Ended September 30,
                                                 ---------------------    ----------------------
                                                    2001        2000         2001         2000
                                                 ---------   ---------    ---------    ---------
Net income/(loss) ............................   $  45,537   $  (3,546)   $(259,038)   $  40,069
Other comprehensive income/(loss), net of tax:
Unrealized loss on investments ...............          75        --        (25,500)        --
                                                 ---------   ---------    ---------    ---------
Other comprehensive income/(loss) ............   $      75   $    --      $ (25,500)   $    --
                                                 ---------   ---------    ---------    ---------
Comprehensive income/(loss) ..................      45,612      (3,546)    (284,538)      40,069
                                                 =========   =========    =========    =========


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

         On April 16, 2001, Innovative, with immaterial net assets, acquired 100% of the outstanding common stock of Hackett Media, Inc. (Hackett). The acquisition resulted in the owners and management of Hackett having effective operating control of the combined entity after the acquisition, with the existing Innovative investors continuing as only passive investors. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 8-K filed April 25, 2001, and Form 8-K/A filed June 15, 2001.

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

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE B - SUMMARY OF ACCOUNTING POLICIES

1.       Recent Accounting Pronouncements
--       --------------------------------

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

         o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
         o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
         o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
         o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
         o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.


2.       Interim Condensed Financial Statements
--       --------------------------------------

         The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2000, Form 8-K dated April 16, 2001, and Form 8-K/A dated June 15, 2001. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       Revenue Recognition
--       -------------------

         The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, which states that revenue is recognized after delivery of the product.

4.       Depreciation
--       ------------

         Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Accelerated methods are used for both book and tax purposes.

           Machinery and Equipment                            3 - 5 years
           Office Furniture and Fixtures                      5 - 7 years


5.       Investments in Equity Securities
--       --------------------------------

         All equity securities are classified as available-for-sale. These securities have been adjusted to their fair market value based upon quoted market prices. Unrealized holding gains and losses are reported as a separate component of Stockholder's equity. Unrealized holding losses amounted to $25,500 and $0 as of September 30, 2001 and December 31, 2000, respectively. Investments consist of 75,000 shares of common stock of Ensurge, Inc. and 400,000 shares of common stock of Knowledge Transfer Systems, Inc.

6.       Use of Estimates
--       ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

7.       Advertising Costs
--       -----------------

         Advertising and promotion costs are expensed as incurred. Advertising costs charged against income for the nine months ended September 30, 2001 and 2000 were $70,172 and $0, respectively.

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at September 30, 2001 and December 31, 2000:

                                               September 30,     December 31,
                                                        2001            2000
                                              ---------------------------------
         Machinery and Equipment..............$       36,866     $       14,258
         Furniture and Fixtures...............        10,465              3,475
         Computer Software....................         4,047                  -
         Leasehold improvements...............         2,877                  -
                                              --------------     --------------
         .....................................        54,255             17,733
         Less: Accumulated depreciation.......       (17,184)           (10,989)
                                              ---------------    --------------

         Net Property and Equipment...........$       37,071     $        6,744
                                              ==============     ==============

         Depreciation and amortization expense for the nine months ended September 30, 2001 and 2000 was $6,196 and $3,144 respectively.

NOTE D - Related Party Transactions

         Note payable to shareholder represents the balance due for advances made to the company. The balance within the note payable account as of September 30, 2001 and December 31, 2000 was $248,491 and $264,412,
         respectively. There is no formal maturity date and no imputed interest associated with the note.

         A company executive and shareholder is also the shareholder of an affiliated company, JCL Holdings, Inc (JCL). On December 30, 2000, Hackett Media sold its inventory to JCL for 75,000 shares of Ensurge, Inc. common stock at a FMV of $0.35 per share, split adjusted. The Company recorded the shares at a fair market value of $26,250. The inventory of $11,448 was transferred to the related party at cost. The difference of $14,802 was recorded as contributed capital.

         The Company provided consulting services for an affiliated company during 2000, Ensurge, Inc. The consulting fees earned for the nine months ended September 30, 2000 totaled $50,000.

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E - COMMITMENTS AND CONTINGENCIES

         In 2001, the Company entered into an operating lease for certain office space. Future minimum lease payments under the operating lease as of September 30, 2001 are as follows:

                  Year Ending December 31:
                  2001....................................$     5,625
                  2002                                         22,500
                  2003                                         22,500
                  2004                                         22,500
                  2005                                         22,500
                  2006                                          5,625
                                                          -----------

                  Total...................................$   101,250
                                                          ===========

         Rent expense for the nine months ended September 30, 2001 and 2000 was $11,250 and $1,423, respectively.

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

Results of Operations

         Sales for the three months ended September 30, 2001 and 2000 were $310,638 and $1,591, respectively, which represents a significant increase. The company's principal source of revenue for the third quarter of 2000 was the sale of vintage furniture and fixtures. The Company's current quarter sources of revenue changed due to the acquisition of one company. Revenue sources for the three months ended September 30, 2001 consisted of product sales and consulting services. The primary component of the current quarter sources of revenue consisted of the sale of a software platform to NowSeven.com, Inc.,in exchange for investment securities amounting to $300,000. The President and Chief
Executive Officer of the Company is the former President and Chief Executive Officer of NowSeven.com, Inc.

         Cost of sales for the three months ended September 30, 2001 and 2000 were $0 and $798, respectively. Cost of sales for the third quarter 2000 represents costs associated with the purchase of vintage furniture and fixtures for the purpose of resale. The company's current quarter cost of goods sold changed due to the acquisition of one company. There were no cost of goods sold for the three months ended September 30, 2001; however, as our expected sales increase in the coming periods, we expect our cost of sales to increase proportionately.

         General and administrative expenses for the three months ended September 30, 2001 and 2000 were, respectively, $221,428 and $4,339. The
Company's current quarter general and administration expenses consisted primarily of salaries and wages of $77,608, professional fees of $59,770, travel and entertainment of $43,343, and utility expenses of $6,379. The remaining costs of $34,328 are from general operations.

         Selling expenses for the three months ended September 30, 2001 and 2000 were $43,673 and $0, respectively. The current quarter costs consisted primarily of advertising expenses associated with key products of $38,272 and salaries and wages of $5,402.

         Depreciation and amortization expense for the three months ended September 30, 2001 and 2000, was $3,585 and $1,048, respectively. Depreciation and amortization expense increased primarily as a result of the additions of computer equipment and furniture and fixtures in the current period.

Liquidity and Capital Resources

         At September 30, 2001, cash and short-term investments are $69,268, an increase of $68,380 from December 31, 2000. Cash flow used in operations was $476,100 for the nine months ended September 30, 2001. The company has one note payable outstanding to a shareholder of the company. The balance of the note payable as of September 30, 2001 is $248,491 while stockholders' equity amounts to $148,222 as of September 30, 2001.

         The company has financed its operations to date primarily through a Finance Agreement of convertible debt and securities. The Finance Agreement calls for financing of up to $2.5 million of which $1 million will be received in increments in 2001 and the remaining $1.5 million be received based upon the company's performance. As of September 30, 2001, $550,000 of the initial $1 million was received by the company. The Company's current quarter proceeds under the terms of the above Finance Agreement totaled $150,000. These proceeds were converted under the terms of the Finance Agreement to equity securities in the current quarter. An additional $100,000 was received on October 23, 2001.

         In addition, the company in the current quarter received $46,923 through private placements to individual investors overseas. These capital infusions are to be used to cover operations and working capital requirements for the next three months.

         The company expects that its existing cash resources and available financing will be sufficient to meet its operating requirements and ordinary capital spending needs until the company expects its cash generated from operations will be sufficient to meet its operating requirements and ordinary capital spending needs going forward.


PART II- OTHER INFORMATION
         -----------------

Item 2.  Changes in Securities.
         ----------------------

         The company has financed its operations to date primarily through a Finance Agreement of convertible debt and securities. The Finance Agreement calls for financing of up to $2.5 million of which $1 million will be received in increments in 2001 and the remaining $1.5 million be received based upon the company's performance. As of September 30, 2001, $550,000 of the initial $1 million was received by the company. The Company's current quarter proceeds under the terms of the above Finance Agreement totaled $150,000. These proceeds were converted under the terms of the Finance Agreement to equity securities in the current quarter. These securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

         In addition, the company in the current quarter received $46,923 through private placements to individual investors overseas. These capital infusions are to be used to cover operations and working capital requirements for the next three months. These securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         None


OTHER ITEMS

         There were no other items to be reported under Part II of this report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Innovative Software Technologies, Inc.

Date: November 13, 2001         /s/ Douglas S. Hackett
                                --------------------------
                                Douglas S. Hackett
                                President, Chief Executive Officer and Director