Form 10KSB
period 2001-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2002-03-29
CIK 1084047

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                                   -----------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____________ to
         ____________

                       Commission File Number 000-1084047

                                  ____________

                     Innovative Software Technologies, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  California                                  95-4691878
        -------------------------------                   -------------------
        (State or Other Jurisdiction of                    (I.R.S. Employer
        Incorporation or Organization)                    Identification No.)

          204 NW Platte Valley Drive
                 Riverside, MO                                 64150
    ---------------------------------------                  ----------
   (Address of Principal Executive Offices)                  (Zip Code)

             112 Northwest Parkway
                 Riverside, MO                                 64150
    ---------------------------------------                  ----------
   (Previous Address of Principal Executive                  (Zip Code)
                   Offices)

                                 (816) 584-8030
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.001 par value Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

 The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 25, 2002 was approximately $106,463,683. The registrant had issued and outstanding 48,285,283 shares of its common stock on March 25, 2002.


                     Innovative Software Technologies, Inc.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

PART I
     ITEM 1.      DESCRIPTION OF BUSINESS........................................................................1
     ITEM 2.      PROPERTIES.....................................................................................6
     ITEM 3.      LEGAL PROCEEDINGS..............................................................................6
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................6

PART II
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS....................................................................7
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS............................................................9
     ITEM 7.      FINANCIAL STATEMENTS..........................................................................12
                  REPORT OF INDEPENDENT ACCOUNTANTS.............................................................14
                  CONSOLIDATED BALANCE SHEETS...................................................................15
                  CONSOLIDATED STATEMENTS OF OPERATIONS.........................................................16
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY...............................................17
                  CONSOLIDATED STATEMENTS OF CASH FLOWS.........................................................19
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME...............................................20
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................................21
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE........................................................32

PART III
     ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS
                  AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT...........................................................................32
     ITEM 10.     EXECUTIVE COMPENSATION........................................................................33
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT....................................................................................34
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................36
     ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K.......................................................................37
                  SIGNATURES....................................................................................38

                                     PART I

         This Report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in
Section 13 or 15(d) of the Securities Act of 1934, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words "believes," "expects," "anticipates" or similar expressions.

         These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report, important factors to consider in evaluating such forward-looking statements include:

   o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

   o     various   competitive  factors  that  may  prevent  us  from  competing successfully in the marketplace, and

   o changes in external competitive market factors which might impact trends in our results of operations.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Report will, in fact, occur.

ITEM  1. BUSINESS

       Innovative Software Technologies, Inc. (the "Company"), operating in one business segment, is a software company specializing in the aggregation and distribution of business-to-business and business-to-consumer eService platforms. The Company's management combines its expertise in the field of direct marketing small business e-commerce solutions and customer based financial services software with specialized platforms designed to maximize e-commerce revenues with these vertical industries. The combination of marketing and technological support offers clients complete end-to-end business services solutions designed to fit their ebusiness transactional technology needs.

GENERAL DEVELOPMENT OF BUSINESS

         Innovative Software Technologies, Inc., a California Corporation, was incorporated on May 27, 1998. The Company was a development stage company, engaged in the business of specialty software sales on the Internet. The Company's plan was to develop an Internet web site and offer discount sales of specialty business to business software to businesses, with after market support by local support teams of computer and software technicians and personnel.

         On April 16, 2001, the Company, with immaterial net assets, acquired 100% of the outstanding common stock of Hackett Media, Inc. (Hackett). The acquisition resulted in the owners and management of Hackett having effective operating control of the combined entity after the acquisition, with the existing Innovative investors continuing as only passive investors. Under accounting principles generally accepted in the United States, the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Hackett for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Innovative Software Technologies), are those of the "legal acquiree" (Hackett) (i.e. the accounting acquirer). The Securities and Exchange Commission requires that capital transactions consummated after year end but prior to the issuance of the consolidated financial statements should be given retroactive effect as if the transaction had occurred on December 31, 2000.

     Effective on December 31, 2001, the Company purchased all of the outstanding shares of Energy Professional Marketing Group, Inc. (EPMG), a technology marketing company specializing in technology sales and product fulfillment for outside vendors and database marketing, based in Orem, UT. In connection with the acquisition, the Company issued 1,500,000 shares of Series A preferred stock, having a stated value of $1 per share, and 3,529,412 shares of common stock, having an aggregate market price of $12,000,000 on the closing date. Fifty percent of the Innovative common stock issued in this transaction has been placed in escrow and will be released upon the Company's achievement of three performance milestones related to future sales levels. The acquisition described above was accounted for as a purchase transaction, and, accordingly, the results of operations and financial condition of the acquired company are included in Innovative's consolidated statements only after the date of acquisition.

     On February 8, 2002, the Company signed a definitive agreement to acquire iCrypt, Inc., a Torrance, California, technology company that has developed a suite of email encryption software products for both corporate and consumer markets, for $10,000,000 in restricted preferred and common stock. In connection with the acquisition, the Company will issue approximately 1,588,862 shares of Innovative Series A preferred stock, having a stated value of $1 per share, and approximately 2,400,000 shares of Innovative common stock, having an aggregate market price of $10,000,000 on the closing date. The acquisition is contingent upon certain requirements being met prior to closing.

      Prior to the merger with Innovative Software Technologies, Inc., on April 16, 2001, the Company was also in the business of selling vintage furniture. On December 30, 2000, Hackett Media, Inc. sold its antiques inventory to an affiliated company, JCL Holdings, Inc (JCL), for 15,000 shares of Ensurge, Inc. common stock (ENSG) at a fair market value of $1.75 per share. This was done to concentrate on Hackett Media's core business and exit the antique furniture business.


Products and Services

The Financial Toolkit 1.0 - The Financial Toolkit is financial planning software tool for investors who want to maximize their current income and create long-term wealth for a more comfortable future. The Financial Toolkit has proven financial strategies for maximizing any income level and eliminating debt. It offers assistance in developing a lifetime financial plan. The eService platform offers on-line stock trading, insurance quotes, credit services as well as multimedia- based education.

Skills in Demand - Skills in Demand delivers e-learning certification courses catering to Information Systems and Internet professionals. The eLearning software products offer a wide range of interactive self-study courses to meet the training and pre-certification needs of Information Technology (IT) professionals, at affordable prices on the Internet. The courses enhance the careers of technical professionals including PC technicians, network engineers, administrators, and IT managers.

The computer-based courses incorporate training methods aimed toward the highest rate of information retention for each student. Each has been designed to accommodate multiple learning styles from visual to auditory.

Most of the courses have been reviewed or approved by industry leaders including Microsoft, Novell, Cisco, Lotus and IBM/Javasoft/Netscape. The training courses map directly to the certification exams for each title.

Training and Coaching Services - The Company, upon selling a product in its portfolio, offers to sell coaching services for its customers. These services are typically rendered over a six to ten week period and are either provided internally by the Company or outsourced to a third-party vendor for fulfillment of the service.

Software Platforms - During 2001, the Company sold $728,000 of software platforms developed by the Chief Executive Officer.

Competitive Business Conditions

         The markets for our products are highly competitive, continuously evolving and subject to rapid change, technological or otherwise. Although we believe our solutions currently compete favorably with those offered by our competitors, the markets we serve are dynamic and changing rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Additional competition could result in price reductions and loss of market share.

Government Regulation

         The products we provide over the Internet are subject to foreign, federal, state and local laws and regulations governing the conduct of e-commerce and use of the Internet. E-commerce is new and rapidly changing, and government regulation relating to the Internet and e-commerce is still evolving.

Currently, there are few laws and regulations directly applicable to access of the Internet or conduct of e-commerce on the Internet. However, due to the increasing popularity and use of the Internet and on-line services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet and online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Additionally, the rapid growth of e-commerce may trigger the development of tougher consumer protection laws. The adoption of such laws and regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our products and could otherwise have a material adverse effect on our business.

         In addition, applicability to the Internet of existing laws governing issues such as intellectual property issues, taxation and personal property is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues associated with operating an Internet-related business. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and scope are, therefore, uncertain.

         Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has settled several proceedings regarding the manner in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of increased litigation costs or increased service delivery costs, or otherwise harm our business.

Research and Development

The Company has not incurred any costs associated with research and development. Software development costs are expensed as incurred until the product is available for general release to customers. To date, the Company's software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, no developments costs have been capitalized. However, the Company does understand that technological innovation is often a key to success in the Technology and Internet business market. Further, the pace of technological innovation in the Internet business market is incredibly rapid. It can be daunting for a single company to try to keep pace with technological change on all levels. With our acquisition of iCrypt, Inc. on March 12, 2002, the Company's research and development costs are anticipated to increase in the coming months.

U.S. Based Business

We currently conduct, and since inception, have conducted, substantially all of our business in the United States. We currently do not derive any material revenue from countries other than the United States and do not have long-term assets or customer relationships outside of the United States. Accordingly, we are not currently subject to any material risks associated with any foreign operations.

Employees

         As of March 25, 2002, Innovative and its subsidiaries employed a total of 121 persons. Depending on timing and cash flow from operations, we intend to hire up to 65 new sales and marketing personnel and 5 software and technical support personnel over the next twelve months. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.

FACTORS THAT MAY AFFECT FUTURE RESULTS


Risks Related to Our Business



We Have No Significant Operating History.

         As a newly emerging company commencing business in the rapidly changing Technology and e-commerce industries, we are subject to all the substantial risks inherent in the commencement of a new business enterprise. We can provide no assurance that we will be able to successfully generate revenues, operate profitably, or make any distributions to the holders of our securities. Additionally, we have no significant business history. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

Our Success Will Be Dependent In Part On Our Ability To Develop Strategic Relationships With Other Businesses.

         One of our primary goals is to increase market awareness and market penetration of our products. Because of our limited financial resources and marketing and sales personnel, this will likely require us to form strategic marketing and sales relationships with one or more companies whose resources can be used to supplement and expand our own, with such entities either acting as distributors or resellers of our products, or including our products as complements to or components of their own product offerings.

Our Quarterly Operating Results May Fluctuate.

         Based on our business and industry, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

   o our ability to attract new customers at a steady rate and maintain customer satisfaction,

   o     the demand for the products and services we intend to market,

   o the amount and timing of capital expenditures and other costs relating to the expansion of our operations,

   o the introduction of new or enhanced services by us or our competitors, and

   o economic conditions specific to the Technology, Internet, e-commerce or all or a portion of the technology market.

As a Technology Based Company, We are in an Intensely Competitive Industry.

         The Internet and e-commerce industries are highly competitive, and have few barriers to entry. Although there are few competitors who offer the same or similar services of the type we offer, we can provide no assurance that additional competitors will not enter markets that we intend to serve.

         We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

  o      the timing and market acceptance of our business model,

  o      our competitors' ability to gain market control,

  o      the success of our marketing efforts,

  o      acquisitions of companies with new technology,

  o      using current relations to extend all business sales and marketing

Our Business is Expanding Rapidly and If We Are not Able to Effectively Manage the Growth of our Operations, Our Business Prospects May Suffer.

         Since the merger with Hackett Media, Inc. on April 16, 2001, we have expanded our operations over a short period of time. Our rapid growth has placed a substantial strain on our management, operational and financial resources and systems. Our growth strategy depends on our ability to expand and improve our sales, marketing and services organization, our technology operations and our corporate and administrative organizations. Our future success will depend upon on our ability to implement, improve and effectively utilize our operational, management, marketing and financial resources and systems, and train and manage our employees. In addition, as our operations grow we will be required to continue to attract, retain and motivate qualified personnel. We cannot guarantee our management team will be able to effectively manage the growth of our operations or that our systems, procedures, personnel and controls will be adequate to support our expanding operations.

We Depend on Certain Key Employees.

         Our future performance will depend significantly on the continued service and performance of our key executives and officers, Shane D. Hackett, Shawn Thomas, Ethan Willis, and Randy Garn. The loss of the services of any of these individuals could seriously impair our ability to operate our business, compete in our industry and improve our tools and services.

We Must Continue to Attract, Train, Motivate and Retain Qualified Personnel.

         We must attract, train, motivate and retain highly qualified personnel, particularly in the areas of sales and marketing. Because the competition for qualified employees is intense, hiring, training, motivating, retaining and managing employees with the strategic and technical skills we need is both time-consuming and expensive. If we fail to attract, train and retain key personnel, we may experience delays in marketing and commercialization of our products and services.

Because Our Products Rely on Technology That We Own, Our Business Will Suffer If We Fail to Protect Our Intellectual Property Rights to That Technology Against Infringement by Competitors.

         To protect our intellectual property rights, we rely on a combination of copyright and trade secret laws and restrictions on disclosure. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our technology and solutions. Monitoring unauthorized use of our solutions is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary results as fully as in the United States. If we fail to protect our intellectual property from infringement, other companies may use our intellectual property to offer competitive products at lower prices. If we fail to compete effectively against these companies, we could lose customers and experience a decline in sales of our solutions and revenues.

Efforts to Protect our Intellectual Property or Our Misuse of the Intellectual Property of Others May Cause us to Become Involved in Costly and Lengthy Litigation.

         Although we are not currently involved in any intellectual property litigation, we may become party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement by us of the intellectual property of others. These claims and any resulting litigation could subject us to significant liability or invalidate our ownership rights in the technology used in our solutions. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of our time and money and would divert management time and attention away from our core business.

         Any potential intellectual property litigation could also force us to do one or more of the following:

o stop using the challenged intellectual property or selling our products or services that incorporate it

o obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which could be costly or unavailable

o redesign those products or services that are based on or incorporate the challenged intellectual property, which could be costly and time consuming or could adversely affect the functionality and market acceptance of our products

If we must take any of the foregoing actions, we may be unable to sell our solutions, which would substantially reduce our revenues.

The Volatility of Our Securities Prices May Increase.

         The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

         o    quarter-to-quarter variations in operating results,

         o    adverse news announcements,

         o    the introduction of new products and services, and

         o market conditions in the Internet-based professional marketing services, business, and business-to-business e-commerce.

         In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in our business and that often have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of our common stock.

Risks Related to Our Industry

We Are Dependent on Continued Growth in Internet Use and Infrastructure.

         One important aspect of our business relates to the ability of our company to generate potential sales leads through the Internet. Another important aspect of our business relates to specific aspects of our products related to the Internet. Despite significant increases in Internet use, many organizations have been reluctant to incorporate the Internet into their businesses or activities for a number of reasons, including:

o        inconsistent   service  quality   resulting  in  part  from  inadequate
         infrastructure of servers, routers, switches, telecommunications links and other components

o lack of confidence in the security and privacy of data transmitted over the Internet

o        limited internal resources and technical expertise

o        reluctance  to  dedicate   resources  to  an   alternative   method  of
         communicating that may render substantial personnel and infrastructure investments obsolete.

If the infrastructure of the Internet does not keep pace with the growth of Internet usage and if our targeted customers do not grow comfortable using the Internet, our business will suffer.

We Must Develop, Produce and Establish New Products and Services That Keep Up With Rapid Technological Change.

         The market for Internet services and business-to-business e-commerce is characterized by rapid technological changes, frequent software changes, frequent new products and service introductions and evolving industry standards. The introduction of services embodying new processes and technologies and the emergence of new industry standards can rapidly render existing services obsolete and unmarketable. Our success in adjusting to rapid technological change will depend on our ability to:

   o develop and introduce new services that keep pace with technological developments and emerging industry standards; and

   o     address the increasingly sophisticated and varied needs of customers.

         Due to inadequate technical expertise, insufficient finances or other reasons, we may be unable to accomplish these tasks. Such failure would have a material adverse effect on our operating results and financial condition.


ITEM 2.  PROPERTIES

         Our new corporate headquarters are located at 204 NW Platte Valley Drive, Riverside, MO 64150, where we recently leased an aggregate of 3,842 square feet. Our lease commenced in March 2002 and expires February 2005. We believe that this property is suitable for our immediate needs, however, as the Company grows there will be a need for a larger facility. Our former facility was located at 112 Northwest Parkway, Riverside, MO 64150.

         EPMG's facility is located at 1160 South State Street, #100, Orem, Utah 84057, where we lease an aggregate of 4,800 square feet. This is a month to month lease agreement. We believe that we will be able to obtain suitable additional or alternative space as needed at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK

         The Company's common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the trading symbol "INIV". The common stock prices reflect inter-dealer prices, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

         The following table sets forth, for the quarters indicated, the high and low sales price per share for the Company's common stock, as reported by the OTC Bulletin Board:

                                                          High        Low
                                                          ----        ----
Year Ending December 31, 2000:
                  First Quarter..................$        N/A         N/A
                  Second Quarter.................         N/A         N/A
                  Third Quarter..................         0.33        0.17
                  Fourth Quarter.................         0.33        0.17
Year Ending December 31, 2001:
                  First Quarter..................$        1.65         0.61
                  Second Quarter.................         3.25        2.33
                  Third Quarter..................         4.42        3.55
                  Fourth Quarter.................         4.75        2.75


The closing price for the common stock on March 25, 2002 was $3.40. The Company's Board of Directors authorized a three-for-one stock split on July 11, 2001. This was effected on August 10, 2001 to stockholders of record on July 31, 2001. We have restated all share and per share amounts referred to in the financial statements, notes, and above table to reflect this stock split.

HOLDERS

         As of March 25, 2002, the Company had 677 holders of record of its common stock.


DIVIDENDS

         The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain all working capital and earnings, if any, for use in the Company's operations and in the expansion if its business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition and capital requirements, general business conditions, and such other factors as the Board of Directors deems relevant.

         The holders of the shares of Series A Preferred shall be entitled to receive dividends at the rate of 4% per annum of the liquidation preference per share payable yearly in fully paid and non-assessable shares of the
Corporation's common stock. The number of shares of common stock to be distributed as a dividend will be calculated by dividing such payment by 95% of the Market Price on the first trading day after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date.

         The holders of the shares of Series B Preferred shall be entitled to receive dividends at the rate of 4% per annum of the liquidation preference per share payable yearly in fully paid and non-assessable shares of the
Corporation's common stock. The number of shares of common stock to be distributed as a dividend will be calculated by dividing such payment by 100% of the Market Price on the first trading day after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company issued 1,500,000 Series A preferred shares having a stated value of $1 per share on December 31, 2001, in connection with the purchase of EPMG, Inc. as detailed within Item 1 of this report.

         The Company issued 50,000 Series A preferred shares having a state valued of $1 per share during the fourth quarter 2001 per the Finance Agreement incorporated within Form 8K/A filed on April 16, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The following discussion reviews the Company's operations for the two years ended December 31, 2001, and should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

The following discussion includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Part 1 of this report.

Plan of Operation

The Company's plan of operation for the next twelve months is to complete the integration of the purchase of EPMG, Inc. and iCrypt, Inc. and continue to grow the combined entity. In addition, the Company will continue to assess the possibility of acquiring additional companies that fit into the Company's overall strategic initiative. Also, depending on timing and cash flow from operations, we intend to hire up to 65 new sales and marketing personnel and 5 software and technical support personnel over the next twelve months.

The company expects that its existing cash resources, cash generated from operations, and available financing will be sufficient to meet its operating requirements and ordinary capital spending needs for the next twelve months. However, the Company will continue to seek additional sources of capital for expansion and possible acquisitions either through its existing Finance Agreement or through private placements of equity securities.

Results of Operations for the Year Ended December 31, 2001 compared to Year Ended December 31, 2000

Revenues

Sales for the year ended December 31, 2001 and 2000 were $1,018,278 and $52,356, respectively, which represents a significant increase from the prior period. The company's principal source of revenue for the year ended December 31, 2000 consisted of consulting services totaling $50,000. The Company's current year sources of revenue changed due to the acquisition of Hackett Media, Inc., as detailed in Item 1 of this report. Revenue sources for the year ended December 31, 2001 consisted of primarily product and eService platform sales. Sales of products and coaching software platforms amounted to $290,278 and $728,000, respectively, for the year ended December 31, 2001. Coaching platform sales consisted of sales to NowSeven.com, Inc., Ziabon, Inc., SF Acquisition Corp., Inc., and Ishopper Internet Services, Inc. in exchange for investment securities amounting to $308,000, $133,000, $147,000, and $140,000, respectively. The
President and Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which is the parent company of the above wholly owned subsidiaries listed above. The continued sale of eService software platforms will not be as significant in future periods as the Company continues to concentrate on its core business of selling software products.

Cost of Sales

     Cost of sales for the year ended December 31, 2001 and 2000 was $138,835 and $1,596, respectively. Cost of sales for the year ended 2000 represented costs associated with the purchase of vintage furniture and fixtures for the purpose of resale. The company's current year cost of sales changed due to the acquisition of Hackett Media, Inc., as detailed in Item 1 of this report. Cost of sales for the year ended 2001 represented costs associated with providing coaching services to customers that purchase our products. As our expected sales increase and we incorporate the results of operations of EMPG, Inc. and iCrypt, Inc. in the coming periods, we expect our cost of sales to increase proportionately.

General and Administrative

         General and administrative expenses for the year ended December 31, 2001 and 2000 were $699,501 and $13,070, respectively. The Company's general and administration expenses during 2001 and 2000 consisted primarily of consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses.



Selling

     Selling expenses for the year ended December 31, 2001 and 2000 were $173,707 and $1,040, respectively. These costs consisted primarily of marketing and advertising expenses associated with key products. The advertising and marketing expenses within the current year consisted primarily of expenses related to bulk email campaigns.

Depreciation and Amortization

     Depreciation and amortization expense for the year ended December 31, 2001 and 2000 was $10,398 and $4,190, respectively. Depreciation and amortization expense increased primarily as a result of the additions of computer equipment and furniture and fixtures in the current period.

Taxes

      The Company recorded a tax expense from continued operations of $2,534 and $0 for the years ended December 31, 2001 and 2000, respectively. The tax expense in the current year reflects the recording of federal and state taxes at a rate of 21%. The federal rate of 15% was utilized based upon the level of earnings the Company achieved in 2001. The Company's effective tax rate of 40% in the current year is due, in part, to operating losses through April 16, 2001 for which no tax benefit was associated due to "S" corporation status of the Company through that date.

Liquidity and Capital Resources

      At December 31, 2001, cash was $282,307, an increase of $281,419 from December 31, 2000. Cash flow used in operations was $626,657 for the year ended December 31, 2001. The primary reason for the negative cash flow for the year ended December 31, 2001, can be attributed to the sale of four software coaching platforms for investment securities amounting to $728,000. A note payable amounting to $248,491 outstanding to a shareholder of the company as of December 31, 2001 was converted to Series B preferred stock as of that date. Stockholders' equity amounts to $14,278,160 as of December 31, 2001.

      The Company has financed its operation to date primarily through a Finance Agreement of convertible debt and securities. The Finance agreement calls for financing of up to $2.5 million of which $1 million would be received in increments in 2001, if necessary, and the remaining $1.5 million would be received based upon the Company's performance, as defined in the agreement. As of December 31, 2001, $700,000 of the initial $1 million investment was received by the Company. These proceeds were converted to equity securities during 2001.

       In addition, during the current quarter of 2001, all of the common shares issued in connection with the Finance Agreement above were reissued as Series A preferred shares and common shares as follows: Of the initial $700,000 invested in 2001, $350,000 was converted to Series A preferred shares at a stated value of $1 per share. The remaining $350,000 was reissued as 700,000 shares of common stock at $0.50 per share.

      The Company received $46,923 through private placements to individual investors overseas during 2001. These capital infusions covered operations and working capital requirements during the fourth quarter.

      The Company received in the fourth quarter 2001 $72,563 through private placements to individual investors in the U.S. These capital infusions are to be used to cover operations and working capital requirements for the next three months.

      The Company also issued 398,200 shares of its common stock for various services provided during 2001.

      The company expects that its existing cash resources, cash flow generated from operations, and available financing will be sufficient to meet its operating requirements and ordinary capital spending needs going forward. However, the Company will continue to seek additional sources of capital for expansion and possible acquisitions either through its existing Finance Agreement or through private placements of equity securities.

ITEM 7.  FINANCIAL STATEMENTS

         The following  constitutes a list of Financial  Statements  included in
Part II of this Report beginning at page 13 of this Report:

Report of Independent Certified Public Accountants

Innovative Software Technologies, Inc.

December 31, 2001 and 2000


                                 C O N T E N T S




                                                                                                            Page
                                                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                            3


CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS                                                                               4

    CONSOLIDATED STATEMENTS OF OPERATIONS                                                                     5

    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
       EQUITY (DEFICIENCY)                                                                                    6

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                     7

    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)                                                    8

    NOTES TO FINANCIAL STATEMENTS                                                                             9

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
Innovative Software Technologies, Inc.


         We have audited the accompanying consolidated balance sheets of Innovative Software Technologies, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), cash flows, and comprehensive income (loss) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Software Technologies, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ Grant Thornton LLP
----------------------------------------------
    Grant Thornton LLP
    Philadelphia, Pennsylvania
    January 30, 2002 (except for note I, as to
    which the date is March 12, 2002)


                     Innovative Software Technologies, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                                2001             2000
                                                                             ------------    ------------
                                     ASSETS
                                     ------

Current Assets
Cash                                                                         $    282,307    $        888
Accounts receivable, net of allowance for doubtful accounts of $4,000              49,392            --
Other receivables                                                                   2,543            --
Investments - available-for-sale                                                  549,896          26,250
Prepaid expenses                                                                    6,571            --
Deferred income tax asset                                                             812            --
                                                                             ------------    ------------
Total current assets                                                              891,521          27,138
                                                                             ------------    ------------
Property and equipment, net                                                        61,512           6,744

Other assets
Goodwill                                                                       13,549,932            --
Other assets                                                                       23,810            --
Deposit                                                                             4,491            --
Deferred income tax asset - non-current                                             2,908            --
                                                                             ------------    ------------
Total assets                                                                 $ 14,534,174    $     33,882

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

Current liabilities
Trade accounts payable and accrued expenses                                  $    256,014    $       --
Note payable - officer                                                               --           264,412
                                                                             ------------    ------------
Total current liabilities                                                         256,014         264,412
                                                                             ------------    ------------
Stockholders' equity (deficiency)
Preferred stock - no par; $1.00 stated value; 25,000,000 shares authorized
Series A preferred stock; 1,850,000 shares issued and outstanding               1,850,000            --
Series B preferred stock; 248,491 shares issued and outstanding                   248,491            --
Common stock - $0.001 par value; 60,000,000 shares
authorized; 48,285,283 and 43,593,213 shares issued
and outstanding, respectively                                                      48,285          43,593
Additional paid-in capital                                                     12,626,679          20,519
Accumulated comprehensive loss                                                   (204,354)           --
Accumulated deficit                                                              (290,941)       (294,642)
                                                                             ------------    ------------
Total stockholders' equity (deficiency)                                        14,278,160        (230,530)
                                                                             ------------    ------------
Total liabilities and stockholders' equity (deficiency)                      $ 14,534,174    $     33,882
                                                                             ============    ============
        The accompanying notes are an integral part of these statements.

                     Innovative Software Technologies, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                           2001           2000
                                        ----------    ----------
Sales                                  $ 1,018,278   $    52,356

Cost of sales                              138,835         1,596
                                        ----------    ----------
Gross profit                               879,443        50,760
                                        ----------    ----------
Operating expenses
Selling                                    173,707         1,040
General and administrative                 699,501        13,070
                                        ----------    ----------
Total operating expenses                   873,208        14,110
                                        ----------    ----------
Income from operations                       6,235        36,650
                                        ----------    ----------
Income tax expense                           2,534          --
                                        ----------    ----------
Net income                             $     3,701   $    36,650
                                        ----------    ----------
Basic and diluted income per share     $      --     $      --
                                        ==========    ==========
Weighted average number of common
shares used in per share calculation    45,919,099    43,593,213
                                        ==========    ==========

        The accompanying notes are an integral part of these statements.


                     Innovative Software Technologies, Inc.

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                     Years ended December 31, 2001 and 2000

                                   SPLIT TABEL
                                                                                                Additional       Accumulated
                                        Preferred stock                  Common stock             paid-in       comprehensive
                                       Shares      Amount           Shares         Amount         capital           loss
                                     ---------   ------------     ----------    ------------    ------------    ------------
Balance - December 31, 1999               --     $       --             --      $          1    $     30,999    $       --

Reorganization - acquisition
and reissuance of shares                  --             --       14,531,071           3,874          (3,874)           --

Reorganization                            --             --             --               484          17,826            --

Contributed capital                       --             --             --              --            14,802            --

Net income for the period                 --             --             --              --              --              --
                                     ---------   ------------     ----------    ------------    ------------    ------------
Balance - December 31, 2000               --             --       14,531,071           4,359          59,753            --

Stock split 3-for-1                       --             --       29,062,142          39,234         (39,234)           --

Issuance of common stock                  --             --        3,964,458           4,112         765,374            --

Issuance of common stock for
services provided                         --             --          398,200             251          66,115            --

Issuance of Series
A preferred stock
under financing agreement               50,000         50,000           --              --              --              --

Issuance of common and preferred
stock in connection with
acquisition of EPMG, Inc.            1,500,000      1,500,000      3,529,412           3,529      11,996,471            --

Beneficial conversion
rights of Series
A preferred stock
issued in connection
with EMPG, Inc. acquisition               --             --             --              --            75,000            --

Series A preferred stock
conversion from common stock           300,000        300,000     (3,200,000)         (3,200)       (296,800)           --

Conversion of shareholder note
payable to Series B preferred stock    248,491        248,491           --              --              --              --

Unrealized loss on investments            --             --             --              --              --          (204,354)

Net income for the year ended
December 31, 2001                         --             --             --              --              --              --
                                     ---------   ------------     ----------    ------------    ------------    ------------
Balance - December 31, 2001          2,098,491   $  2,098,491     48,285,283    $     48,285    $ 12,626,679    $   (204,354)
                                     =========   ============     ==========    ============    ============    ============

                     Innovative Software Technologies, Inc.

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                     Years ended December 31, 2001 and 2000

                                    CONTINUED


                                                          Total
                                                       stockholders'
                                        Accumulated        equity
                                         deficit       (deficiency)
                                       ------------    ------------
Balance - December 31, 1999            $   (312,982)   $   (281,982)

Reorganization - acquisition
and reissuance of shares                       --              --

Reorganization                              (18,310)           --

Contributed capital                            --            14,802

Net income for the period                    36,650          36,650
                                       ------------    ------------
Balance - December 31, 2000                (294,642)       (230,530)

Stock split 3-for-1                            --              --

Issuance of common stock                       --           769,486

Issuance of common stock for
services provided                              --            66,366

Issuance of Series
A preferred stock
under financing agreement                      --            50,000

Issuance of common and preferred
stock in connection with
acquisition of EPMG, Inc.                      --        13,500,000

Beneficial conversion
rights of Series
A preferred stock
issued in connection
with EMPG, Inc. acquisition                    --            75,000

Series A preferred stock
conversion from common stock                   --              --

Conversion of shareholder note
payable to Series B preferred stock            --           248,491

Unrealized loss on investments                 --          (204,354)

Net income for the year ended
December 31, 2001                             3,701           3,701
                                       ------------    ------------
Balance - December 31, 2001            $   (290,941)   $ 14,278,160
                                       ============    ============
        The accompanying notes are an integral part of these statements.


                     Innovative Software Technologies, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                                2001         2000
                                                                             ---------     --------
Cash flows from operating activities
Net income                                                                   $   3,701    $  36,650
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities
Depreciation and amortization                                                   10,398        4,190
Deferred income taxes, net                                                      (3,720)        --
Sale of platform software for investment securities                           (728,000)        --
Non-cash expenses                                                               66,366         --
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable                                                            (47,934)        --
Inventory                                                                         --         (1,416)
Other receivables                                                               (2,543)        --
Other assets                                                                   (23,810)        --
Deposits                                                                        (4,491)        --
Accounts payable and accrued expenses                                          103,376       (9,644)
                                                                             ---------     --------
Net cash (used in) provided by operating activities                           (626,657)      29,780
                                                                             ---------     --------
Cash flows from investing activities
Acquisition of business, net of cash acquired                                  147,227         --
Capital expenditures                                                           (42,716)        --
                                                                             ---------     --------
Net cash provided by investing activities                                      104,511         --
                                                                             ---------     --------
Cash flows from financing activities
Issuance of common stock                                                       769,486         --
Issuance of Series A preferred stock                                            50,000         --
Proceeds from borrowings under note payable - officer                           35,504         --
Payments on note payable to related party                                      (51,425)     (32,935)
                                                                             ---------     --------
Net cash provided by (used in) financing activities                            803,565      (32,935)
                                                                             ---------     --------
Net increase (decrease) in cash and cash equivalents                           281,419       (3,155)

Cash and cash equivalents at beginning of year                                     888        4,043
                                                                             ---------     --------
Cash and cash equivalents at end of year                                     $ 282,307    $     888
                                                                             =========     ========
Supplemental cash flow information
Unrealized loss on investment securities available-for-sale                  $(204,354)   $    --
                                                                             =========     ========
Issuance of common stock for services provided                               $  66,366    $    --
                                                                             =========     ========
        The accompanying notes are an integral part of these statements.


                     Innovative Software Technologies, Inc.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                             Year ended December 31,


                                                   2001              2000
                                                ---------         --------
Net income                                        $ 3,701          $ 36,650
Other comprehensive loss
Unrealized loss on investment securities         (204,354)             --
                                                ---------         --------
Comprehensive (loss) income                     $(200,653)        $ 36,650
                                                =========         ========
        The accompanying notes are an integral part of these statements.

                     Innovative Software Technologies, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

NOTE A - COMPANY DESCRIPTION

    Innovative Software Technologies, Inc. (Innovative) is a software company, operating in one business segment, specializing in the aggregation and distribution of business-to-business and business-to-consumer eService platforms. Through its acquisition of Hackett Media, Inc. on April 16, 2001, the Company has three main products that consist of The Financial Toolkit 1.0, an integrated financial services package that allows consumers to perform a comprehensive personal finance evaluation, and then creates a
    competitive   bidding  environment  from  a  network  of  financial  service providers; Bizkit 1.0, a turnkey e-commerce solution targeted at small businesses which provides all the resources necessary to successfully plan, launch, and grow an online presence; and Skills in Demand, an eLearning certification course catering to Information Systems and Internet Professionals.

    In addition, the Company was also in the business of selling vintage furniture and fixtures prior to December 31, 2000. This was a line of business of Hackett Media, Inc. prior to the merger with Innovative Software Technologies, Inc. on April 16, 2001. On December 30, 2000, Hackett Media, Inc. sold its antiques inventory to an affiliated company, JCL Holdings, Inc
    (JCL), for 15,000 shares of Ensurge, Inc. common stock (ENSG) at a FMV of $1.75 per share. This was done to concentrate on Hackett Media's core business and exit the antique furniture business.

    On April 16, 2001, Innovative, with immaterial net assets, acquired 100% of the outstanding common stock of Hackett Media, Inc. (Hackett). The acquisition resulted in the owners and management of Hackett having effective operating control of the combined entity after the acquisition, with the existing Innovative investors continuing as only passive investors. Accordingly, these consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 8-K filed April 25, 2001, and Form 8-K/A filed June 15, 2001.

    Under accounting principles generally accepted in the United States of America, the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Hackett for the net monetary assets of Innovative, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Innovative Software Technologies), are those of the "legal acquiree" (Hackett) (i.e., the accounting acquirer). The Securities and Exchange Commission requires that capital transactions consummated after year-end but prior to the issuance of the consolidated financial statements should be given retroactive effect as if the transaction had occurred on December 31, 2000.

    On December 31, 2001, the Company purchased all of the outstanding shares of EMPG, a technology marketing company specializing in product fulfillment for outside vendors and technology and database marketing, based in Orem, UT. In connection with the acquisition, the Company issued 1,500,000 and 3,529,412 of Series A preferred and common shares, respectively.

                                  (Continued)

                     Innovative Software Technologies, Inc.

                                December 31, 2001

NOTE A - COMPANY DESCRIPTION - Continued

    The purchase price for the acquisition above has been allocated on the basis of the fair value on the acquisition dates as follows:

       Assets acquired
          Goodwill                                   $  13,549,932
          Net assets acquired                               25,068

          Total assets acquired                      $  13,575,000

          Total purchase price                       $  13,575,000

    The following are the unaudited condensed pro forma results of operations for the year ended 2001 assuming the above acquisition had occurred at the beginning of that fiscal year:

       Sales                                         $   5,449,680
       Net earnings                                         80,075
       Earnings per share                            $        0.00

    The acquisition described above was accounted for as a purchase transaction in accordance with Statements of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and, accordingly, the results of operations and assets and liabilities of the acquired company are included in the consolidated financial statements from its acquisition date.

    A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

    1.  Recent Accounting Pronouncements

    On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and SFAS No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets.

    SFAS No. 141 supercedes APB Opinion No. 16, Business Combinations, and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS No. 141 changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS No. 141 are effective for all business combinations completed after June 30, 2001.

                                   (Continued)

                     Innovative Software Technologies, Inc.

                                December 31, 2001

NOTE B - SUMMARY OF ACCOUNTING POLICIES - Continued

    SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized. However, these assets must be reviewed at least annually for impairment. Application of SFAS No. 142 is required immediately for business combinations completed after June 30, 2001.

    The Company's preliminary assessment is that these statements will have a material impact on the Company's results of operations. Upon adoption of SFAS No. 142, on January 1, 2002, the Company will not amortize any of the goodwill currently on the balance sheet.

    2.  Principles of Consolidation
        ----------------------------

    The accompanying consolidated balance sheet includes the accounts of Innovative Software Technologies, Inc. and the accounts of its wholly-owned subsidiary Energy Professional Marketing Group, Inc (EPMG) as of December 31, 2001, the date of acquisition. The Company's consolidated statements of operations will include the operating results of EPMG for periods subsequent to December 31, 2001. All significant intercompany transactions and balances have been eliminated in consolidation.

    3.  Revenue Recognition
        -------------------

    The Company recognizes revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, which states that revenue is recognized after delivery of the product. In most cases this occurs the same day payment is received from our customers. The Company also reserves for sales returns and allowances based on historical experience.

    The Company provides coaching services for some of its products. The associated revenue is recognized over the term of the sessions which are typically six weeks in duration.

    4.  Investments in Equity Securities
        --------------------------------

    All equity securities are classified as available-for-sale. These securities have been adjusted to their fair market value based upon quoted market prices. Unrealized holding gains and losses are reported as a separate component of stockholders' equity. Unrealized holding losses amounted to
    $204,354 and $-0- as of December 31, 2001 and 2000, respectively. Investments consist of 75,000 shares of common stock of Ensurge, Inc. and 1,900,000 shares of common stock of Knowledge Transfer Systems, Inc.

    5.  Property and Equipment
        ----------------------

    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease term.


                                   (Continued)

                     Innovative Software Technologies, Inc.

                                December 31, 2001




NOTE B - SUMMARY OF ACCOUNTING POLICIES - Continued

    6.  Use of Estimates
        ----------------

    To comply with accounting principles generally accepted in the United States of America, the Company makes estimates and assumptions that effect the amounts reported in the financial statements and disclosures made in the accompanying notes. Estimates are used for, but not limited to reserves for product returns, the collectibility of accounts receivable and deferred taxes. The Company also uses estimates to determine the remaining economic lives and carrying value of goodwill and fixed assets. Actual results may differ from our estimates.

    7.  Software Development Costs
        --------------------------

    In accordance with Statement of Financial Accounting Standards, or SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed, software development costs are expensed as incurred until the product is available for general release to customers. To date, the Company's software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

    The Company capitalizes costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the application development phase are capitalized and amortized over their useful life, not to exceed five years.

    8.  Advertising Costs
        -----------------

    Advertising and promotion costs are expensed as incurred. Advertising costs charged against income for the year ended December 31, 2001 and 2000 were $73,145 and $-0-, respectively.

    9.  Long-lived Assets
        -----------------

    The Company will regularly perform reviews to determine if the carrying values of long-lived assets, including goodwill, are impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. As of December 31, 2001, there were no adjustments to the carrying amounts of long-lived assets resulting from these evaluations (see Recent Accounting Pronouncements above).

    10.  Income Taxes
         ------------

    Deferred income taxes are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the period in the deferred income tax assets and deferred income tax liabilities. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                                   (Continued)

                     Innovative Software Technologies, Inc.

                                December 31, 2001

NOTE B - SUMMARY OF ACCOUNTING POLICIES - Continued

    The shareholder of the Company elected "S" corporation status under applicable sections of the Internal Revenue Code in 2000. The rate reconciliation was calculated upon the Company changing from an "S" Corporation to a "C" Corporation during 2001. As an "S" corporation, for both federal and state income tax purposes, the taxable income or loss was passed through to the shareholder, and no provision or credit for federal or state taxes was included in the financial statements for the year ended December 31, 2000. The Company terminated its "S" election upon completion of the merger on April 16, 2001.

    11.  Fair Value of Financial Instruments
         -----------------------------------
    The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, and trade payables. The carrying value of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values.

    12.  Concentration of Credit Risk
         ----------------------------
    The  Company   maintains  its  cash  accounts  in  high  quality   financial
    institutions. At times, these balances may exceed insured amounts. In addition, $728,000 of the current year's sales have been the result of sales to the subsidiaries of one company. The payment from these sales was in the form of marketable securities from another subsidiary.

    The holders of the shares of Series A Preferred shares shall be entitled to receive dividends at the rate of 4% per annum of the liquidation preference per share payable yearly in fully paid and nonassessable shares of the Corporation's common stock. The number of shares of common stock to be distributed as a dividend will be calculated by dividing such payment by 95% of the Market Price on the first trading day after January 1, of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date.

    The holders of the shares of Series B Preferred shares shall be entitled to receive dividends at the rate of 4% per annum of the liquidation preference per share payable yearly in fully paid and nonassessable shares of the Corporation's common stock. The number of shares of common stock to be distributed as a dividend will be calculated by dividing such payment by 100% of the Market Price on the first trading day after January 1, of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date.

NOTE C - MARKETABLE SECURITIES

    The Company currently holds two marketable securities, which the Company acquired in connection with strategic business transactions and relationships. Our available-for-sale equity securities are carried at fair value and unrealized gains or losses are included in stockholders' equity. The Company held the following marketable securities at December 31, 2001 and 2000. The cost basis of our marketable securities reflects adjustments for other than temporary impairments in value as well as sales of securities.

                                   (Continued)

                     Innovative Software Technologies, Inc.

                                December 31, 2001




NOTE C - MARKETABLE SECURITIES - Continued

              Available-for-sale equity           Cost                 Gross unrealized              Estimated
                     securities                   basis             Gains            Losses         fair value
                                               -----------      ------------      -----------      ------------
       December 31, 2000
          EnSurge, Inc. common stock           $    26,250      $        -        $       -        $     26,250
                                               -----------      ------------      -----------      ------------
                                               $    26,250      $        -        $       -        $     26,250
                                               ===========      ============      ===========      ============
       December 31, 2001
          EnSurge, Inc. common stock           $    26,250      $        -        $   (25,950)     $        300
          KT Solutions common stock                728,000            10,500         (188,904)          549,596
                                               -----------      ------------      -----------      ------------
                                               $   754,250      $     10,500      $  (214,854)     $    549,896
                                               ===========      ============      ===========      ============

    The KT Solutions common stock was received in consideration for the sale of four software coaching platforms to Ensurge, Inc. These securities were recorded at a 30% discount from quoted market value due to restrictions and limitations contained in Rule 144 of the Securities and Exchange Commission. The primary restriction relates to the one year holding period of the securities after the effective date of sale.

    These securities are traded on the OTC Bulletin Board. All of our marketable securities are stocks of high technology companies whose market prices have been extremely volatile. The market prices of these companies' stocks have declined substantially in the past two years. The market prices of these stocks could continue to decline. These declines could result in a material reduction in the carrying value of these assets and have a negative impact on our operating results and financial condition. If our available-for-sale securities experience further declines in fair value that are considered other than temporary, the Company will reflect the additional loss in our net income in the period when subsequent impairment becomes apparent. For the period January 1, 2002 through January 30, 2002, the market value decline of the Company's KT Solutions common stock investment amounted to $155,600.

NOTE D - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:
                                                         December 31,
                                                    2001              2000
                                                -----------      ------------
       Machinery and equipment                  $    55,615      $     14,258
       Furniture and fixtures                        18,740             3,475
       Computer software                              5,667               -
       Leasehold improvements                         2,877               -
                                                -----------      ------------

                                                     82,899            17,733
       Less accumulated depreciation                (21,387)          (10,989)
                                                -----------      ------------
       Net property and equipment               $    61,512      $      6,744
                                                ===========      ============

    Depreciation and amortization expense for the year ended December 31, 2001 and 2000 was $10,398 and $4,190 respectively.

                     Innovative Software Technologies, Inc.

                                December 31, 2001

NOTE E - Capital Transactions

    Stock-split - Innovative's Board of Directors authorized a three-for-one stock split on July 11, 2001. This was effected by distributing a 200% stock dividend on August 10, 2001 to stockholders of record on July 31, 2001. All share and per share amounts referred to in the financial statements and notes have been restated to reflect this stock split.

    Stock issued for services - The Company issued 398,200 shares of its common stock for various services provided during 2001, including consulting, legal and directors fees.

    Finance Agreement - The Company has financed its operation to date primarily through a Finance Agreement of convertible debt and securities. The Finance agreement calls for financing of up to $2.5 million of which $1 million would be received in increments in 2001, if necessary, and the remaining $1.5 million would be received based upon the Company's performance. As of December 31, 2001, $700,000 of the initial $1 million investment was received by the Company. These proceeds were converted to equity securities during 2001.

    During the fourth quarter 2001, all of the common shares issued in connection with the conversion of debt in connection with the Finance Agreement above were reissued as Series A preferred shares and common shares as follows: of the initial $700,000 invested in 2001, $350,000 was converted to Series A preferred shares at a stated value of $1 per share. The remaining $350,000 was reissued as 700,000 shares of common stock at $0.50 per share.

NOTE F - Related Party Transactions

    On December 31, 2001, a Company executive and shareholder converted a note payable amounting to $248,491 to Series B preferred stock at a conversion rate of a $1 per share stated value. There was no formal maturity date and there was no interest associated with the note.

    This same shareholder is also the shareholder of an affiliated company, JCL Holdings, Inc (JCL). On December 30, 2000, Hackett Media sold its inventory to JCL for 75,000 shares of Ensurge, Inc. common stock at a FMV of $0.35 per share, split adjusted. The Company recorded the shares at a fair market value of $26,250. The inventory of $11,448 was transferred to the related party at cost. The difference of $14,802 was recorded as contributed capital.

    During 2001, the Company sold four software platforms to NowSeven.com, Inc., Ziabon, Inc., SF Acquisition Corp., Inc., and Ishopper Internet Services, Inc. in exchange for investment securities amounting to $728,000. The President and Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which is the parent company of the above wholly owned subsidiaries listed above. These sales represent 72% of the Company's sales for 2001.

    The Company provided consulting services for Ensurge, Inc. during 2000. The consulting fees earned for the year ended December 31, 2000 totaled $50,000.

                     Innovative Software Technologies, Inc.

                                December 31, 2001

NOTE G - COMMITMENTS AND CONTINGENCIES

    The Company entered into two operating leases for certain office space. Subsequent to year end, the Company signed a new lease, beginning March 1, 2002, and moved its corporate headquarters to this new space. Approximate future minimum lease payments under the two facilities including the new lease for the corporate headquarters as of December 31, 2001 are as follows:

       Year Ending December 31

                 2002                                 $    45,000
                 2003                                      42,000
                 2004                                      38,000
                 2005                                       6,000
                 2006                                         -
                                                      -----------
                 Total                                $   131,000
                                                      ===========

    Rent expense for the years ended December 31, 2001 and 2000 was $16,919 and $905, respectively.

NOTE H - PROVISION FOR INCOME TAXES

    The net deferred tax asset consisted of the following at December 31, 2001 and April 16, 2001, the date of the termination of the S Corporation status:


                                                                   December 31,         April 16,
                                                                      2001                2001
                                                                   ------------       ------------
       Deferred tax assets
          Allowance for doubtful accounts                          $        850       $      3,802
          Deferred start-up costs                                         3,042                -
          Unrealized loss on available for sale investments              43,350                -
                                                                   ------------       ------------
              Total deferred tax assets                                  47,242              3,802
                                                                   ------------       ------------
          Valuation allowance                                           (43,350)            (3,634)
                                                                   ------------       ------------
       Deferred tax liabilities
          Other, net                                                       (172)              (168)
                                                                   ------------       ------------
          Total deferred tax liabilities                                   (172)              (168)
                                                                   ------------       ------------
          Net deferred tax assets                                  $      3,720       $        -
                                                                   ============       ============

                                   (Continued)

                     Innovative Software Technologies, Inc.

                                December 31, 2001




NOTE H - PROVISION FOR INCOME TAXES - Continued

    The following is a reconciliation of the amount of tax expense that would result from applying the federal statutory rate to pretax income from continuing operations with the benefit (expense) from income taxes attributable to continuing operations:


                                                                                2001             2000
                                                                             -----------      ---------
       Income taxes at statutory rate (15%)                                  $       935      $        -
       Tax effect of S Corporation loss                                            2,825               -
       Change in valuation allowance, net of unrealized loss on
          available for sale securities                                           (3,634)              -
       Nondeductible expenses, net of federal tax                                    795               -
       State tax expense, net of federal tax effect and other                      1,613               -
                                                                             -----------      ---------
       Income tax expense                                                    $     2,534      $        -
                                                                             ===========      =========

NOTE I - SUBSEQUENT EVENT

    On  March  12,  2002,  the  Company  acquired  iCrypt,   Inc.,  a  Torrance,
    California, technology company that has developed a suite of email encryption software products for both corporate and consumer markets, for $10,000,000 in restricted preferred stock and the Company's common stock.

    In connection with the acquisition, the Company issued 1,588,862 shares of Innovative Series A preferred stock, having a stated value of $1 per share, and 2,400,000 shares of Innovative common stock, having an aggregate market price of $10,000,000 on the closing date.

NOTE J - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                           Year ended December 31, 2001
                                    -------------------------------------------------------------------
                                                                           Net            Diluted net
                                                          Gross           income            income
                                      Revenues           profit           (loss)         per share (a)
                                    -------------     ------------      ------------       ------------
       1st Quarter                  $         -       $        -        $    (19,031)      $    -
       2nd Quarter                          4,000            4,000          (285,544)         (0.02)
       3rd Quarter                        310,638          310,638            45,537            -
       4th Quarter                        703,640          564,810           262,739           0.01
                                    -------------     ------------      ------------       ------------
       Total                        $   1,018,278     $    879,448      $      3,701       $   -
                                    =============     ============      ============       ============

(a) Each quarterly amount is based upon separate calculations of weighted average shares outstanding.

                                   (Continued)

                     Innovative Software Technologies, Inc.

                                December 31, 2001

NOTE J - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - Continued


                                                        Year ended December 31, 2000
                                    -------------------------------------------------------------------
                                                                         Net            Diluted net
                                                          Gross           income            income
                                      Revenues           profit           (loss)           per share
                                    -------------     ------------      ------------       ------------
       1st Quarter                  $      50,000     $     50,000      $     39,157       $    -
       2nd Quarter                            -                -               4,459            -
       3rd Quarter                          1,591              793            (3,546)           -
       4th Quarter                            765              (33)           (3,420)          -

       Total                        $      52,356     $     50,760      $     36,650       $   -
                                    =============     ============      ============       ============


NOTE K - EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:


                                                                   Year ended December 31
                                                                    2001              2000
                                                                -----------      ------------
       Numerator
          Net income                                            $     3,701      $     36,350
                                                                ===========      =============
       Denominator
          Denominator for basic and income per share -
              weighted average shares                            45,919,099        43,593,213
                                                                ===========      =============
       Basic and diluted income per share                       $       -        $        -
                                                                ===========      =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.



      Name                  Age
      ----                  ---



Douglas S. Hackett.......  (37)            President, CEO, and Chairman

Shawn Thomas.............  (36)            Vice President of Marketing

Margie Hackett...........  (54)            Vice President of Operations

Ethan A. Willis..........  (27)            Director

Pete Justen..............  (45)            Director

John Wendell.............  (43)            Director



All of Innovative's directors serve for terms of one year each until their successors are elected and qualified.

Douglas S. Hackett serves as the Chairman of the Board, President and Chief Executive Officer of Innovative Software Technologies, Inc. Mr. Hackett spent much of his career in the electronic media field as President/General Manager of the radio stations KGU-AM and KTSS-FM in Honolulu, Hawaii, and WTIX-AM in New Orleans. He served as Director of Continuity and Executive Producer of Gannett and was Vice President/General Manager at United Syndication. Mr. Hackett held the post of President, CEO and Director of Ensurge, Inc., and as Vice President/Director of Fortune Financial. Additionally, he created several nationally syndicated radio shows, including "Baseball Sunday with Joe Garagiola," "Football Sunday" and "NBA Basketball Sunday." Mr. Hackett graduated from William Jewel College in Liberty, Missouri with a Bachelor of Arts degrees in communication and public relations. Additionally, he studied international business and literature at Harlaxton College in Grantham, England.



Shawn Thomas serves as Vice President of Marketing for Innovative. Mr. Thomas served as Executive Vice President of Sales and Marketing for EnSurge, Inc. and ishopper.com. Previously, he held the title of President at Bizz-e.com, Inc. where he also served as a Director and Secretary. During Mr. Thomas' tenure with Bizz-e.com, he guided the marketing efforts to build two of the largest and most successful on-line malls, SuccessMarketplace, and Shop Success. He previously held the position of Director of Consumer Sales for American Century Investors, where he was credited with developing the first direct consumer sales force within the no-load mutual fund industry. Mr. Thomas graduated from William Jewell College in Liberty, Missouri with a Bachelor of Arts degrees in communications and public relations.



Margie Hackett serves as Vice President of Operations for Innovative. Formerly, she served as Vice President of Hackett Media, Inc. and has held the title of President of Magna Charter, Inc. Her background includes a 24-year tenure with Mobil Oil Credit Corporation, where she was an account manager in the Credit Department. Subsequently, she served in the capacity as a fraud investigator working directly with the Postal Inspection Service, FBI, Secret Service, and state and local law enforcement agencies to assist in conducting fraud investigations relating to credit card fraud. Additionally, she was an investigator for the Internal Audit Bureau. Ms. Hackett is the mother of Douglas
S. Hackett.

Ethan A. Willis serves as Director and Vice President for Innovative. Mr. Willis was formerly the Founder, CEO, and President of Energy Marketing Group, Inc., a technology-based product development, education, and support company that Innovative acquired on December 31, 2001. Prior to founding EPMG, Inc., Mr. Willis served as Vice President of Marketing for MIT, Inc., a financial services company, where he was responsible for marketing and product development. During his three-year tenure, MIT's revenues increased from four million to over $88 million. Mr. Willis previously served as Area Manager for Eclipse Marketing. While with Eclipse, he was responsible for the recruiting and training of both sales representatives and management, which helped generate revenues of over $20 million in just over four months. He has recruited, trained, and managed over 1,500 individuals, on both a national and international scale. He has traveled throughout the United States and Brazil executing training programs in English, Portuguese and Spanish.



Pete Justen serves as a Director of Innovative. Mr. Justen possesses over 25 years of experience in the areas of real estate financing, marketing, and corporate management. Mr. Justen has served as a senior executive with Countrywide Funding Corporation, Pasadena, California, then the nation's largest residential mortgage lender. While at Countrywide, he was responsible for all phases of designing and building a telephone based mortgage banking operation, which under his guidance, generated over $1.4 billion in new mortgages in its first 12 months of operation.



John Wendell serves as a Director of Innovative. Since 1983, Mr. Wendel has been involved with fast growing companies, starting his career with Microsoft and advancing through the executive ranks. He left Microsoft to form Image Integration Incorporated. Additionally, John has worked on turn-around contracts with Unisys and Sento and was actively involved in the Sykes Enterprises Inc. and Netgateway IPO's. Mr. Wendel is currently the CEO and President of ParkComm and currently sits on several high-tech boards and acts as a strategic advisor to numerous others.



ITEM 10.  EXECUTIVE COMPENSATION

Douglas S. Hackett served as CEO of Innovative Software Technologies, Inc. during the last completed fiscal year and was compensated $63,079 during that time period. No other officer of the company was compensated in excess of $100,000 during 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           Name and Address          Amount and Nature          Percent
         Title of Class    of Beneficial Owner       of Beneficial Owner        of Class
         --------------    -------------------       -------------------        --------

         Common stock      Douglas S. Hackett        12,256,425 shares           25.4%     (i)
                           6500 N.W. Turnberry Ct.   President, CEO
                           Parkville, MO 64152       And Director

         Common stock      Shawn M. Thomas           1,451,652 shares             3.0%
                           744 Cottonwood Terrace    Vice-President of
                           Liberty, MO 64152         Sales and Director

         Common stock      Ethan A. Willis           1,764,706 shares             3.7%
                           1354 South 1370 East      Officer of EPMG,
                           Provo, UT 84604           Inc. and Director

         Common stock      Margie L. Hackett         1,451,652 shares             3.0%
                           15105 N.W. 76 Street      Vice-President of
                           Parkville, MO, 64152      Operations

         Common stock      Peter Justen              24,000 shares                0.5%
                           14711 Kamputa Drive       Outside Director
                           Centerville, VA 20120

         Common stock      John Wendell              24,000 shares                0.5%
                           1224 East Murdock Dr.     Outside Director
                           American Fork, UT 84003

(i) 12,256,425 shares represents shares of common stock beneficially owned by Douglas S. Hackett under common ownership: Douglas S. Hackett - 4,451,652 common shares or 9.2%, Harlaxton Limited Partnership - 6,835,926 common shares or 14.2 %, and JCL Holdings, Inc. - 968,847 common shares or 2%.


                           Name and Address          Amount and Nature          Percent
         Title of Class    of Beneficial Owner       of Beneficial Owner        of Class
         --------------    -------------------       -------------------        --------

         Series A          Ethan A. Willis           750,000 shares               40.5%     (ii)
         Preferred stock                             Officer of EPMG,
                                                     Inc. and Director

(ii) 750,000 shares represents shares of Series A Preferred shares beneficially owned by Ethan A. Willis as a direct result of the acquisition of EPMG, Inc. as of December 31, 2001 (see exhibit 2.1 for Stock Purchase Agreement between Innovative Software Technologies, Inc. and EPMG, Inc.)


                           Name and Address          Amount and Nature          Percent
         Title of Class    of Beneficial Owner       of Beneficial Owner        of Class
         --------------    -------------------       -------------------        --------
         Series B          Douglas S. Hackett          248,491 shares             100%      (iii)
         Preferred stock   President, CEO
                           And Director

(iii) 248,491 shares represent Mr. Hackett's note payable conversion to Series B Preferred stock of $248,491 at a conversion rate of a $1 per share stated value.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 2001, a company executive and shareholder converted a note payable amounting to $248,491 to Series B preferred stock at a conversion rate of a $1 per share stated value. The note payable account as of December 31, 2001 and 2000 was $0 and $264,412, respectively. There was no formal maturity date and no interest associated with the note.

This same shareholder is also the shareholder of an affiliated company, JCL Holdings, Inc (JCL). On December 30, 2000, Hackett Media sold its inventory to JCL for 75,000 shares of Ensurge, Inc. common stock at a fair market value of $0.35 per share, split-adjusted. The Company recorded the shares at a fair market value of $26,250. The inventory of $11,448 was transferred to the related party at cost. The difference of $14,802 was recorded as contributed capital.

During 2001, the Company sold four software platforms to NowSeven.com, Inc., Ziabon Inc., SF Acquisition Corp., Inc., and Ishopper Internet Services, Inc. in exchange for investment securities amounting to $308,000, $133,000, $147,000, and $140,000, respectively. The President an Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which is the parent company of the above wholly-owned subsidiaries listed above.

The Company provided consulting services for Ensurge, Inc. during 2000. The consulting fees earned for the year ended December 31, 2000 totaled $50,000.

ITEM 13.  EXHIBITS AND REPORTS ON 8-K

(a) Exhibits.

2.1 Stock Purchase Agreement by and among EPMG, Inc. and Innovative Software Technologies, Inc. (Incorporated by reference in Form 8-K/A filed on January 15, 2002).

(b).     Reports on Form 8-K:

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Innovative Software Technologies, Inc.

Date:    March 25, 2002       /s/ Douglas S. Hackett
                              ---------------------------------------
                                  Douglas S. Hackett
                                  President, Chief Executive Officer
                                  and Director