Form 10-Q
period 2002-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2002-05-15
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                      For the Quarter Ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                       Commission File Number: 000-1084047


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


           California                                   95-4691878
-----------------------------------          -----------------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


                           204 NW Platte Valley Drive
                               Riverside, MO 64150
                    (Address of principal executive offices)

                                 (816) 583-8030
                           (Issuer's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

There were 48,307,512 shares of common stock, $0.001 par value, outstanding as of May 7, 2002.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB



                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                    Page

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - March 31, 2002 (Unaudited)
       and December 31, 2001..................................................................        3

     Condensed Consolidated Statements of Operations (Unaudited) for the
       Three Months Ended March 31, 2002 and 2001.............................................        4

     Condensed Consolidated Statements of Comprehensive Income for the
       Three Months Ended March 31, 2002 and 2001.............................................        5

     Condensed Consolidated Statement of Stockholders' Equity/(Deficiency) (Unaudited) for the
       Three Months Ended March 31, 2002......................................................        6

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the
       Three Months Ended March 31, 2002 and 2001.............................................        7

     Notes to the Condensed Consolidated Financial Statements (Unaudited).....................        8

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................       16

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities.................................................................       18

Item 6. Exhibits and Reports on Form 8-K......................................................       18

Signatures    ................................................................................       18


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                   (Unaudited)
                                                                                   March 31,      December 31,
                                                                                          2002            2001
                                                                                  -------------   --------------
                                     ASSETS
Current Assets
     Cash...... .................................................................    $  148,240     $    282,307
     Accounts receivable, net of allowance for doubtful accounts
     of $16,000 and $4,000, respectively........................................        529,336           49,392
     Other receivables..........................................................          1,497            2,543
     Investments  - Available for sale..........................................        126,500          549,896
     Prepaid expenses...........................................................              -            6,571
     Other assets...............................................................        304,750                -
     Deferred income tax asset..................................................            812              812
                                                                                  -------------    --------------
         Total Current Assets...................................................      1,111,135          891,521
                                                                                  -------------    -------------
Property and Equipment, Net.....................................................        171,023           61,512
                                                                                  -------------    -------------
Other Assets
     Goodwill ..................................................................     13,549,932       13,549,932
     Other assets...............................................................              -           23,810
     Deposit  ..................................................................          4,491            4,491
     Deferred income tax asset - non-current....................................          2,908            2,908
                                                                                  -------------    -------------

Total Assets  ..................................................................  $  14,839,489    $  14,534,174
                                                                                  =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Note payable - Line of credit..............................................  $      50,000    $           -
     Current maturities of long-term debt.......................................          8,003                -
     Trade accounts payable and accrued expenses................................        440,583          156,014
     Accrued federal and state income tax.......................................        134,674                -
     Reserve for sales returns and allowances...................................        100,000          100,000
                                                                                  -------------    -------------
         Total Current Liabilities..............................................        733,260          256,014
                                                                                  -------------    -------------

Long-term debt, net of current maturities.......................................         40,957                -
                                                                                  -------------    -------------

Stockholders' Equity
     Preferred stock - no par; $1.00 stated value; 25,000,000 shares authorized
       Series A preferred stock; 1,850,000 shares issued and outstanding........      1,850,000        1,850,000
       Series B preferred stock; 248,491 shares issued and outstanding..........        248,491          248,491
     Common stock - $0.001 par value; 60,000,000 shares authorized
       48,289,283 and 48,285,283 shares issued and outstanding, respectively....         48,289           48,285
     Additional paid-in-capital.................................................     12,640,875       12,626,679
     Accumulated comprehensive loss.............................................       (627,750)        (204,354)
     Accumulated deficit........................................................        (94,633)        (290,941)
                                                                                  -------------    --------------
Total Stockholders' Equity......................................................     14,065,272       14,278,160
                                                                                  -------------    -------------

Total Liabilities and Stockholders' Equity......................................  $  14,839,489    $  14,534,174
                                                                                  =============    =============

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.



                     Innovative Software Technologies, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                            2002        2001
Sales................................................                               $  2,794,696   $           -

Cost of Sales........................................                                  1,122,455               -
                                                                                    ------------   -------------

Gross Profit.........................................                                  1,672,241               -
                                                                                    ------------   -------------

Operating Expenses
     Selling.........................................                                    600,891           1,000
     General and administrative......................                                    742,070          17,831
                                                                                    ------------   -------------

     Total Operating Expenses........................                                  1,342,961          18,831
                                                                                    ------------   -------------

Income/(Loss) From Operations........................                                    329,280         (18,831)
                                                                                    ------------   --------------

Other Income.........................................                                      1,702               -
                                                                                    ------------   -------------

Net Income Before Income Taxes.......................                                    330,982               -
                                                                                    ------------   -------------

Income Tax Expense...................................                                    134,674              -
                                                                                    ------------   -------------

Net Income...........................................                               $    196,308   $     (18,831)
                                                                                    ============   ==============

Basic and Diluted Income per Share...................                               $       0.00             0.00
                                                                                    ============   ==============

Weighted Average Number of Common
 Shares Outstanding Used in Per Share
 Calculation - Basic and Diluted.....................                                 48,287,416       43,593,213
                                                                                    ============   ==============


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.




                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                          For the Three Months
                                                                           Ended March 31,
                                                                             2002          2001
                                                                       -----------  -------------
Net income/(loss)....................................                  $   196,308  $    (18,831)
Other comprehensive loss:
Unrealized loss on investments.......................                     (423,396)      (25,200)
                                                                       ------------ -------------
         .........
Comprehensive loss...................................                     (227,088)      (44,031)
                                                                       ============ =============







                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.



                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


                                                                                                                       Total
                                 Preferred Stock           Common Stock       Additional   Accumulated                 Stockholders'
                             -----------------------  ---------------------   Paid in      Compreh-      Accumulated   Equity
                              Shares       Amount       Shares      Amount    Capital      ensive loss   Deficit       (Deficit)
                             ---------   -----------  ----------  ---------  ------------  ------------  ------------  -------------

Balance - December 31, 2001  2,098,491   $ 2,098,491  48,285,283  $ 48,285   $ 12,626,679   $(204,354)    $(290,941)   $ 14,278,160

Issuance of common stock
 for Services provided......         -             -      4,000          4         14,196           -            -           14,200

Unrealized loss
 on investments                      -             -           -         -              -    (423,396)            -        (423,396)

Net income for the
 three months ended
 March 31, 2002.............         -             -           -         -              -           -       196,308         196,308
                             ---------   -----------  ----------  --------   ------------  ----------   -----------    ------------

Balance - March 31, 2002.... 2,098,491   $ 2,098,491  48,289,283  $ 48,289   $ 12,640,875  $ (627,750)     $(94,633)   $ 14,065,272
                             ----------------------   ----------  --------   ------------  ----------   -----------    ------------







                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                   2002                    2001
                                                                              ---------------        ----------------
Cash Flows From Operating Activities
 Net income/(loss)........................................................$        196,308     $         (18,831)
 Adjustments to reconcile net income/(loss) to net cash
 provided by operating activities:
   Depreciation and amortization...........................................         17,166                   630
   Allowance for doubtful accounts.........................................         12,000                     -
   Non-cash expenses.......................................................         14,200                     -
   Changes in operating assets and liabilities:
     Accounts receivable...................................................       (491,944)                    -
     Prepaid expenses......................................................          6,571                     -
     Other receivables.....................................................          1,046                     -
     Other Assets..........................................................       (280,940)                    -
     Accounts payable and accrued expenses.................................        284,569                     -
     Accrued federal and state income tax..................................        134,674                     -
                                                                           ---------------     -----------------

   Net Cash Used In Operating Activities...................................       (106,350)              (18,201)
                                                                           ---------------     ------------------

Cash Flows Used In Investing Activities
   Capital expenditures....................................................       (126,677)                   -
                                                                           ---------------     ----------------

   Net Cash Used In Investing Activities...................................       (126,677)                   -
                                                                           ----------------    ----------------

Cash Flows From Financing Activities
   Proceeds from borrowings under line of credit...........................         50,000                    -
   Proceeds from borrowing under note payable..............................         50,877                    -
   Repayments on notes payable.............................................         (1,917)               35,503
                                                                           ---------------     -----------------

   Net Cash Provided by Financing Activities...............................         98,960                35,503
                                                                           ---------------     -----------------

Net (Decrease)/Increase in Cash and Cash Equivalents.......................       (134,067)               17,302

Cash and Cash Equivalents at Beginning of Year.............................        282,307                   888
                                                                           ---------------     -----------------

Cash and Cash Equivalents at End of Period................................$        148,240     $          18,190
                                                                          ================     =================

Supplemental Cash Flow Information:
   Unrealized loss on securities available for sale.......................$       (423,396)    $               -
                                                                          ================     =================



                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A  -  COMPANY DESCRIPTION

       Innovative Software Technologies, Inc. (Innovative) is a software company, operating in one business segment, specializing in the aggregation and distribution of business-to-business and business-to-consumer eService platforms. Through its acquisition of Hackett Media, Inc. on April 16, 2001, the Company has four main products that consist of The Financial Toolkit 1.0, an integrated financial services educational program; Bizkit 1.0, a turnkey e-commerce solution targeted at small businesses which provides all the resources necessary to successfully plan, launch, and grow an online presence; Skills in Demand, an eLearning certification course catering to Information Systems and Internet Professionals; and etaxnet, a provider of online tax and consulting services.

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

       On December 31, 2001, the Company purchased all of the outstanding shares of Energy Professional Marketing Group, Inc.'s (EMPG), a technology marketing company specializing in product fulfillment for outside vendors and technology and database marketing, based in Orem, UT. In connection with the acquisition, the Company issued 1,500,000 and 3,529,412 of Series A preferred and common shares, respectively.

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


       NOTE A  -  COMPANY DESCRIPTION - Continued

       The purchase price for the acquisition above has been allocated on the basis of the fair value on the acquisition dates as follows:


         Assets acquired:
         Goodwill...............................................    13,549,932
         Net assets acquired....................................        25,068
                                                                ---------------

         Total Assets Acquired..................................    13,575,000
                                                                ==============

         Total Purchase Price...................................    13,575,000
                                                                ==============


       The acquisition described above was accounted for as a purchase transaction in accordance with Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and, accordingly, the results of operations and assets and liabilities of the acquired company are included in the consolidated financial statements from their respective acquisition dates.

       A summary of the company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

        NOTE B - SUMMARY OF ACCOUNTING POLICIES

1.       Interim Condensed Financial Statements

         The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

2.       Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.
     o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
     o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.
     o Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
     o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         On January 1, 2002, the Company adopted SFAS 142 and as required discontinued amortization of goodwill and certain intangible assets determined to have indefinite useful lives acquired prior to July 1, 2001. This statement also required that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle. Additionally, SFAS 142 requires that, within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed. The Company has not yet determined the effect of these new impairment tests related to goodwill on its consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, constructions or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it ceases operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonable estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement did not have a significant impact on the financial condition or results of operations of the Company.

3.       Principles of Consolidation

         The accompanying consolidated balance sheet includes the accounts of Innovative Software Technologies, Inc. and the accounts of its wholly-owned subsidiary Energy Professional Marketing Group, Inc.
         (EPMG) as of and for the quarter ended March 31, 2002. All significant intercompany transactions and balances have been eliminated in consolidation.

4.       Revenue Recognition

         The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, which states that revenue is recognized after delivery of the product. In most cases this occurs the same day payment is received from our customers. The Company also reserves for sales returns and allowances based upon historical experience.

         The Company provides support services for some of its products. The associated revenue is recognized over the term of the sessions which are typically six weeks in duration.

5.       Investments in Equity Securities

         All equity securities are classified as available-for-sale. These securities have been adjusted to their fair market value based upon quoted market prices. Unrealized holding gains and losses are reported as a separate component of Stockholder's equity. Unrealized holding losses amounted to $627,750 and $204,354 as of March 31, 2002 and December 31, 2001, respectively. Investments consist of 75,000 shares of common stock of Ensurge, Inc. and 1,900,000 shares of common stock of Knowledge Transfer Systems, Inc.

6.       Property and Equipment

         Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease term.

7.       Use of Estimates

         To comply with accounting principles generally accepted in the United States, the Company makes estimates and assumptions that effect the amounts reported in the financial statements and disclosures made in the accompanying notes. Estimates are used for, but not limited to reserves for product returns, the collectibility of accounts receivable and deferred taxes. The Company also uses estimates to determine the remaining economic lives and carrying value of goodwill and fixed assets. Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.       Software Development Costs

         In accordance with Statement of Financial Accounting Standards, or SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed," software development costs are expensed as incurred until the product is available for general release to customers. To date, the Company's software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, no developments costs have been capitalized.

         The Company capitalizes costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs incurred in the application development phase are capitalized and amortized over their useful life, not to exceed five years.

9.       Advertising Costs

         Advertising and promotion costs are expensed as incurred. Advertising costs charged against income for the three months ended March 31, 2002 and 2001, were approximately $144,000 and $1,000, respectively.

10.      Impairment and Long-term Assets

         The Company will regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. There have been no events or circumstances indicating the possible impairment of our long-lived asset as of March 31, 2002.

NOTE C - MARKETABLE SECURITIES

The Company currently holds two marketable securities, which the Company acquired in connection with strategic business transactions and relationships. Our available-for-sale equity securities are carried at fair value and unrealized gains or losses are included in stockholders' equity. The Company held the following marketable securities at March 31, 2002 and December 31, 2001. The cost basis of our marketable securities reflects adjustments for other than temporary impairments in value as well as sales of securities.


                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


   Available-for-sale Equity           Cost                 Gross Unrealized        Estimated
   Securities                          Basis            Gains             Losses    Fair Value

   December 31, 2001
   EnSurge, Inc. common stock       $   26,250       $         -      $  (25,950)    $     300
   KT Solutions common stock           728,000            10,500        (188,904)      549,596
                                    ----------       -----------      ----------     ---------

                                     $ 754,250       $    10,500       $(214,854)    $ 549,896
                                     =========       ===========      ==========     =========

   March 31, 2002
   EnSurge, Inc. common stock       $   26,250       $         -      $  (26,100)    $     150
   KT Solutions common stock           728,000                 -        (601,650)      126,350
                                    ----------       -----------      ----------     ---------

                                     $ 754,250       $         -       $(627,750)    $ 126,500
                                    ==========       ===========      ==========     =========



The KT Solutions common stock was received in consideration for the sale of four software coaching platforms to Ensurge, Inc. These securities were recorded at a 30% discount due to restrictions and limitations contained in Rule 144 of the Securities and Exchange Commission. The primary restriction relates to the one year holding period of the securities after the effective date of sale.

These securities we hold are traded on the OTC Bulletin Board. All of our marketable securities are stocks of high technology companies whose market prices have been extremely volatile. The market prices of these companies' stocks have declined substantially the past two years. The market prices of these stocks could continue to decline. These declines could result in a material reduction in the carrying value of these assets and have a negative impact on our operating results and financial condition. If our available-for-sale securities experience further declines in fair value that are considered other than temporary, the Company will reflect the additional loss in our net income in the period when subsequent permanent impairment becomes apparent.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease term. Property and equipment consist of the following:

                                                                       March 31,     December 31,
                                                                        2002            2001
                                                                ----------------   --------------
         Machinery and Equipment................................$      162,973     $       55,615
         Furniture and Fixtures.................................        37,775             18,740
         Computer Software......................................         5,951              5,667
         Leasehold improvements.................................         2,877              2,877
                                                                --------------     --------------
         .......................................................       209,576             82,899
         Less: Accumulated depreciation.........................       (38,553)           (21,387)
                                                                ---------------    --------------

         Net Property and Equipment.............................$      171,023     $       61,512
                                                                ==============     ==============


        Depreciation and amortization expense for the three months ended
           March 31, 2002 and 2001 was $17,166 and $630 respectively.

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - NOTES PAYABLE
                                                                                      March 31,      December 31,
                                                                                        2002             2001
                                                                                   --------------  ---------------
      Notes payable, financial institution, principal and accrued interest at
      7.78% payable in monthly installments of principal and interest of $217 to
      $655 maturing from
      November 2006 to February 2007                                                    48,960                   -
                                                                                     ---------           ---------
                                                                                        48,960                   -
      Less Current Portion                                                               8,003                   -
                                                                                     ---------           ---------

      Notes Payable - Long-Term                                                       $ 40,957             $     -
                                                                                     =========           =========

The Company has an unsecured line of credit facility with a financial institution for borrowings up to $50,000. Borrowings under the line bear interest at Prime plus 2% (the Prime rate of interest as of March 31, 2002 was 4.75%). As of March 31, 2002, there was no available credit on the facility.

NOTE F - Capital Transactions

Stock-split - Innovative's Board of Directors authorized a three-for-one stock split on July 11, 2001. This was affected by distributing a 200% stock dividend on August 10, 2001 to stockholders of record on July 31, 2001. All share and per share amounts referred to in the financial statements and notes have been restated to reflect this stock split.

Stock issued for services - The Company issued 4,000 shares of its common stock at a fair market value of $3.55 per share on February 12, 2002. Shares were issued as compensation expense for the quarter ended March 31, 2002.

Finance Agreement - The Company has financed its operation to date primarily through a Finance Agreement of convertible debt and securities. The Finance agreement calls for financing of up to $2.5 million of which $1 million would be received in increments in 2001, if necessary, and the remaining $1.5 million would be received based upon the Company's performance. As of March 31, 2002, $700,000 of the initial $1 million investment was received by the Company. These proceeds were converted to equity securities during 2001.

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

NOTE G - Related Party Transactions

On December 31, 2001, a company executive and shareholder converted a note payable amounting to $248,491 to Series B preferred stock at a conversion rate of a $1 per share stated value. There was no formal maturity date and there was no interest associated with the note.

                     Innovative Software Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

During 2001, the Company sold four software platforms to NowSeven.com, Inc., Ziabon, Inc., SF Acquisition Corp., Inc., and Ishopper Internet Services, Inc. in exchange for investment securities amounting to $308,000, 133,000, 147,000, and 140,000, respectively. The President and Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which is the parent company of the above wholly-owned subsidiaries listed above.

NOTE H - COMMITMENTS AND CONTINGENCIES

In March and May 2002, the Company entered into operating leases for certain office space. Future minimum lease payments under these operating leases as of March 31, 2002 are as follows:

                  Year Ending December 31:
                  2002...........................................................$   91,167
                  2003...........................................................   140,600
                  2004...........................................................   140,600
                  2005...........................................................    49,433
                  2006...........................................................         -
                                                                                 ----------

                  Total.......................................................... $ 421,800
                                                                                  =========

Rent expense for the three months ended March 31, 2002 and 2001 was approximately $21,000 and $0, respectively.

NOTE I - PENDING ACQUISITION

On March 12, 2002, the Company signed a definitive agreement to acquire iCrypt, Inc., a Torrance, California, technology company that has developed a suite of email encryption software products for both corporate and consumer markets, for $10,000,000 in restricted preferred stock and the Company's common stock. The closing of this acquisition is contingent upon due diligence findings and the ability of the companies to meet certain terms and conditions precedent to close. There is no assurance that this transaction will be consummated.

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


Results of Operations for the Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

Revenues

Sales for the three months ended March 31, 2002 and 2001 were $2,794,696 and $0, respectively, which represents a significant increase from the prior period. The company's principal source of revenue for the three months ended March 31, 2002 consisted of product sales. The main reason for the increase in product sales can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary of the Company accounted for $2,007,230 in sales of existing products and services for the three months ended March 31, 2002.


Cost of Sales

Cost of sales for the three months ended March 31, 2002 and 2001 was $1,122,455 and $0, respectively. Cost of sales for the three months ended 2002 represented costs associated with the generation of sales leads and the providing of coaching services to customers that purchase our products. The main reason for the increase in cost of sales can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary accounted for $997,243 in cost of sales of existing products and services for the three months ended March 31, 2002.


Selling

     Selling expenses for the three months ended March 31, 2002 and 2001 were $600,891 and $1,000, respectively. These costs consisted primarily of marketing and advertising expenses associated with key products and commissions. The advertising and marketing expenses within the current period consisted primarily of expenses related to internet marketing and sales commissions. The main reason for the increase in selling costs can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary accounted for $364,352 in sales commissions and advertising for the three months ended March 31, 2002.


General and Administrative

     General and administrative expenses for the three months ended March 31, 2002 and 2001 were $742,070 and $17,831, respectively. The Company's general and administration expenses during 2002 and 2001 consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of EPMG in the current period.

Depreciation and Amortization

     Depreciation and amortization expense for the three months ended March 31, 2002 and 2001 was $17,166 and $630, respectively. Depreciation and amortization expense increased primarily as a result of the additions of computer equipment and furniture and fixtures.


Income Tax Expense

     The Company recorded a tax expense from continued operations of $134,674 and $0 for the three months ended March 31, 2002 and 2001, respectively. The tax expense in the current period reflects the recording of federal and state taxes at an effective annual rate of 41%.

Liquidity and Capital Resources

     At March 31, 2002, cash was $148,240, a decrease of $134,067 from December 31, 2001. Cash flow used in operations was $106,350 for the three months ended March 31, 2002. The primary reason for the negative operating cash flow for the three months ended March 31, 2002, can be attributed to the increase in the account receivable balance during the current quarter. This was primarily due to temporary delays in credit card processing. Other assets increased approximately $280,940 for the quarter ended March 31, 2002. This was primarily due to credit card processors, utilized by the Company, holding additional funds as a reserve for the significant volume increase in credit card transactions. In addition, the Company received proceeds from a line of credit facility during the current quarter amounting to $50,000. Also, the Company entered into three term loans during the quarter amounting to $50,878 to purchase vehicles. Stockholders' equity amounts to $14,065,272 as of March 31, 2002.

     The Company was financed, during 2001, primarily through a Finance Agreement of convertible debt and securities. The Finance agreement called for financing of up to $2.5 million of which $1 million would be received in increments in 2001, if necessary, and the remaining $1.5 million would be received based upon the Company's performance, as defined in the agreement. As of December 31, 2002, $700,000 of the initial $1 million investment was received by the Company. These proceeds were converted to equity securities during 2001. No amounts were advanced to the Company in the current quarter.

     In addition, during 2001, all of the common shares issued in connection with the Finance Agreement above were reissued as Series A preferred shares and common shares as follows: Of the initial $700,000 invested in 2001, $350,000 was converted to Series A preferred shares at a stated value of $1 per share. The remaining $350,000 was reissued as 700,000 shares of common stock at $0.50 per share.

     The Company also issued 4,000 shares of its common stock for various services provided during the current quarter ended 2002.

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

PART II -     OTHER INFORMATION

Item 1.  Legal Proceedings

                None

Item 2.  Changes in Securities

       The company in the current quarter issued 4,000 shares of common stock as compensation expense. These securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.


Item 4.  Submission of Matters to a Vote of Security Holders

              None

Item 6. Exhibits and Reports on Form 8-K.

              None


OTHER ITEMS

     There were no other items to be reported under Part II of this report.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Innovative Software Technologies, Inc.

Date:        May 7, 2002         /s/ Douglas S. Hackett
                                 --------------------------
                                 Douglas S. Hackett
                                 President, Chief Executive Officer and Director