Form 10QSB
period 2002-06-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2002-08-14
CIK 1084047

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                                   -----------

(Mark One)
[X]     QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

                       For the Quarter Ended June 30, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                       Commission File Number: 000-1084047

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 California                       95-4691878
    -----------------------------------       -----------------------------
         (State or other jurisdiction      (IRS Employer Identification No.)
    of incorporation or organization)


                           204 NW Platte Valley Drive

                           --------------------------
                               Riverside, MO 64150

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

                            Yes X No

There were 51,804,361 shares of common stock, $0.001 par value, outstanding as of August 14, 2002.


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                    Page

                                                                                                    ----

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - June 30, 2002 (Unaudited)
       and December 31, 2001..................................................................        3

     Condensed Consolidated Statements of Operations (Unaudited) for the

       Three and Six Months Ended June 30, 2002 and 2001......................................        4

     Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the
       Three and Six Months Ended June 30, 2002 and 2001......................................        5

     Condensed Consolidated Statement of Stockholders' Equity (Unaudited) for the
       Six Months Ended June 30, 2002.........................................................        6

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the

       Six Months Ended June 30, 2002 and 2001................................................        7

     Notes to the Condensed Consolidated Financial Statements (Unaudited).....................        8

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................       16

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities.................................................................       19

Item 6. Exhibits and Reports on Form 8-K......................................................       20

Signatures    ................................................................................       21

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         --------------------

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                    June 30,       December 31,
                                                                                      2002            2001
                                                                                  -------------   --------------
                                     ASSETS

Current Assets

     Cash                                                                         $    776,482    $    282,307
     Accounts receivable, net of allowance for doubtful accounts
     of $128,500 and $4,000, respectively                                              489,020          49,392
     Other receivables                                                                  20,112           2,543
     Investments  - Available for sale                                                  39,982         549,896
     Prepaid expenses                                                                   20,235           6,571
     Other assets                                                                      311,911            --
     Deferred income tax asset                                                             812             812
                                                                                  ------------    ------------
         Total Current Assets                                                        1,658,554         891,521
                                                                                  ------------    ------------
Property and Equipment, Net                                                            415,751          61,512
                                                                                  ------------    ------------
Other Assets

     Goodwill                                                                       13,549,932      13,549,932
     Other assets                                                                         --            23,810
     Deposit                                                                            36,198           4,491
     Deferred income tax asset - non-current                                             2,908           2,908
                                                                                  ------------    ------------
Total Assets                                                                      $ 15,663,343    $ 14,534,174
                                                                                  ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Note payable - Line of credit                                                $     44,971    $       --
     Current maturities of long-term debt                                               20,190            --
     Trade accounts payable and accrued expenses                                       579,864         156,014
     Other liabilities                                                                  93,525            --
     Deferred revenue                                                                  179,690            --
     Accrued federal and state income tax                                              221,844            --
     Reserve for sales returns and allowances                                          134,964         100,000
                                                                                  ------------    ------------
         Total Current Liabilities                                                   1,275,048         256,014
                                                                                  ------------    ------------
Long-term debt, net of current maturities                                               53,820            --
Other liabilities                                                                       76,053            --
                                                                                  ------------    ------------
Stockholders' Equity

     Preferred stock - no par; $1.00 stated value; 25,000,000 shares authorized
       Series A preferred stock; 1,850,000 shares issued and outstanding             1,850,000       1,850,000
       Series B preferred stock; 248,491 shares issued and outstanding                 248,491         248,491
     Common stock - $0.001 par value; 60,000,000 shares authorized
       48,389,983 and 48,285,283 shares issued and outstanding, respectively            48,390          48,285
     Additional paid-in-capital                                                     12,768,416      12,626,679
     Accumulated comprehensive loss                                                   (714,268)       (204,354)
     Retained earnings/(Accumulated deficit)                                            57,393        (290,941)
                                                                                  ------------    ------------
Total Stockholders' Equity                                                          14,258,422      14,278,160
                                                                                  ------------    ------------
Total Liabilities and Stockholders' Equity                                        $ 15,663,343    $ 14,534,174
                                                                                  ============    ============

              The accompanying  notes are an  integral  part of these  condensed consolidated financial statements.


                     Innovative Software Technologies, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Three Months          For the Six Months
                                                    Ended June 30,                Ended June 30,
                                            ----------------------------    ----------------------------
                                                2002            2001             2002            2001
                                            ------------    ------------    ------------    ------------
Sales                                       $  2,994,339    $      4,000    $  5,789,035    $      4,000
Cost of Sales                                    999,229            --         2,121,684            --
                                            ------------    ------------    ------------    ------------
Gross Profit                                   1,995,110           4,000       3,667,351           4,000
                                            ------------    ------------    ------------    ------------
Operating Expenses

     General and administrative                  916,707         254,959       1,658,777         272,790
     Selling                                     681,308          34,585       1,282,199          35,585
                                            ------------    ------------    ------------    ------------
     Non-recurring expenses                      169,578            --           169,578            --
                                            ------------    ------------    ------------    ------------
     Total Operating Expenses                  1,767,593         289,544       3,110,554         308,375
                                            ------------    ------------    ------------    ------------
Income (Loss) From Operations                    227,517        (285,544)        556,797        (304,375)
                                            ------------    ------------    ------------    ------------
Other Income (Expense)
     Other income                                 16,390            --            18,092            --
     Interest expense                             (6,555)           --            (6,555)           --
                                            ------------    ------------    ------------    ------------
     Total Other Income (Expense)                  9,835            --            11,537            --
                                            ------------    ------------    ------------    ------------
Income (Loss) Before Income Taxes                237,352        (285,544)        568,334        (304,375)
Income Tax Expense                                85,326            --           220,000            --
                                            ------------    ------------    ------------    ------------
Net Income (Loss)                           $    152,026    $   (285,544)   $    348,334    $   (304,375)
                                            ============    ============    ============    ============
Basic and Diluted Income (Loss) per Share   $       0.00           (0.01)   $       0.01    $      (0.01)
                                            ============    ============    ============    ============
Weighted Average Number of Common

 Shares Used in Per Share Calculation         48,319,952      45,247,546      48,303,618      43,747,562
                                            ============    ============    ============    ============

              The accompanying  notes are an  integral  part of these  condensed consolidated financial statements.


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                          For the Three Months    For the Six Months
                                                            Ended June 30,           Ended June 30,
                                                      ----------------------    ----------------------
                                                         2002         2001       2002          2001
                                                      ---------    ---------    ---------    ---------

Net income/(loss)                                     $ 152,026    $(285,544)   $ 348,334    $(304,375)
Other comprehensive income/(loss), net of tax:
Unrealized loss on investments                          (86,518)        (375)    (509,914)     (25,575)
                                                      ---------    ---------    ---------    ---------

Other comprehensive income/(loss)                     $ (86,518)   $    (375)   $(509,914)   $ (25,575)
                                                      ---------    ---------    ---------    ---------

Comprehensive income/(loss)                              65,508     (285,919)    (161,580)    (329,950)
                                                      =========    =========    =========    =========

              The accompanying  notes are an  integral  part of these  condensed consolidated financial statements.


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)

                                  (SPLIT TABLE)

                                       Preferred Stock                 Common Stock
                                 --------------------------    --------------------------

                                     Shares         Amount         Shares        Amount
                                 ------------   ------------   ------------   ------------
Balance - December 31, 2001         2,098,491   $  2,098,491     48,285,283   $     48,285

Issuance of common stock for
   Services provided                     --             --            4,000              4

Issuance of common stock                 --             --           40,730             41

Issuance of common stock for
   Services provided                     --             --            6,125              6

Issuance of common stock for
   Software                              --             --           53,845             54

Unrealized loss on investments           --             --             --             --

Net income for the six months
  ended June 30, 2002                    --             --             --             --
                                 ------------   ------------   ------------   ------------
Balance - June 30, 2002             2,098,491   $  2,098,491     48,389,983   $     48,390
                                 ------------   ------------   ------------   ------------


                                                                        Retained

                                  Additional      Accumulat-     Earnings            Total
                                   Paid in      ed Compreh-    (Accumulated      Stockholders'
                                   Capital      ensive loss      Deficit)           Equity
                                 ------------   ------------    ------------    ------------
Balance - December 31, 2001      $ 12,626,679   $   (204,354)   $   (290,941)   $ 14,278,160

Issuance of common stock for
   Services provided                   14,196           --              --            14,200

Issuance of common stock               36,951           --              --            36,992

Issuance of common stock for
   Services provided                   20,644           --              --            20,650

Issuance of common stock for
   Software                            69,946           --              --            70,000

Unrealized loss on investments           --         (509,914)           --          (509,914)

Net income for the six months
  ended June 30, 2002                    --             --           348,334         348,334
                                 ------------   ------------    ------------    ------------
Balance - June 30, 2002          $ 12,768,416   $   (714,268)   $     57,393    $ 14,258,422
                                 ------------   ------------    ------------    ------------


              The accompanying  notes are an  integral  part of these  condensed consolidated financial statements.


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    For the Six Months
                                                                       Ended June 30,

                                                                    2002         2001
                                                                 ---------    ---------

Cash Flows From Operating Activities

 Net income/(loss)                                               $ 348,334    $(304,375)
 Adjustments to reconcile net income/(loss) to net cash
 provided by  (used in) operating activities:
   Depreciation and amortization                                    40,798        2,610
   Allowance for doubtful accounts                                 124,500         --
   Non-cash expenses                                                34,850       27,166
   Changes in operating assets and liabilities:
     Accounts receivable                                          (564,128)        --
     Prepaid expenses                                              (13,664)      (2,550)
     Other receivables                                             (17,569)        --
     Other current assets                                         (311,911)        (597)
     Other assets                                                   23,810       (2,615)
     Deposits                                                      (31,707)        --
     Accounts payable and accrued expenses                         423,850       21,936
     Other liabilities                                             169,578         --
     Deferred revenue                                              179,690         --
     Reserve for returns and allowances                             34,964         --
     Accrued federal and state income tax                          221,844         --
                                                                 ---------    ---------

   Net Cash Provided By/(Used In) Operating Activities             663,239     (258,425)
                                                                 ---------    ---------

Cash Flows Used In Investing Activities

   Capital expenditures                                           (325,037)     (27,102)
                                                                 ---------    ---------

   Net Cash Used In Investing Activities                          (325,037)     (27,102)
                                                                 ---------    ---------

Cash Flows From Financing Activities

   Issuance of common stock                                         36,992      400,000
   Proceeds from borrowings under line of credit                    50,000         --
   Repayments on line of credit                                     (5,029)        --
   Proceeds from borrowing under note payable                       81,186         --
   Repayments on notes payable                                      (7,176)        --
   Proceeds from borrowing under note payable to related party        --         35,503
   Payment on note payable to related party                           --        (51,425)
                                                                 ---------    ---------

   Net Cash Provided by Financing Activities                       155,973      384,078
                                                                 ---------    ---------

Net Increase in Cash and Cash Equivalents                          494,175       98,551

Cash and Cash Equivalents at Beginning of Period                   282,307          888
                                                                 ---------    ---------

Cash and Cash Equivalents at End of Period                       $ 776,482    $  99,439
                                                                 =========    =========

Supplemental Cash Flow Information:

   Unrealized loss on securities available for sale              $(509,914)   $ (25,575)
                                                                 =========    =========
   Issuance of common stock for services provided                $  34,850    $  27,166
                                                                 =========    =========
   Issuance of common stock for software                         $  70,000    $    --
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

       On December 31, 2001, the Company purchased all of the outstanding shares of Energy Professional Marketing Group, Inc.'s (EPMG), a technology marketing company specializing in product fulfillment for outside vendors and technology and database marketing, based in Orem, UT. In connection with the acquisition, the Company issued 1,500,000 and 3,529,412 of Series A preferred and common shares, respectively.

                     Innovative Software Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

       NOTE A  -  COMPANY DESCRIPTION - Continued

       The purchase price for the acquisition above has been allocated on the basis of the fair value on the acquisition dates as follows:

         Assets acquired:

         Goodwill............................    13,549,932
         Net assets acquired.................        25,068
                                             ---------------

         Total Assets Acquired...............    13,575,000
                                             ==============

         Total Purchase Price................    13,575,000
                                             ==============


The acquisition described above was accounted for as a purchase transaction in accordance with Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and, accordingly, the results of operations and assets and liabilities of the acquired company are included in the consolidated financial statements from their respective acquisition dates. The Company will supplementally provide proforma information related to the acquisition of EPMG.

             A summary of the company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

1.       Interim Condensed Financial Statements

         The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

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

         As of December 31, 2001, which is the beginning of fiscal 2002, the Company will not amortize the goodwill which it recognized in connection with the acquisition of EPMG. The Company's goodwill is subject to a transitional impairment test as of December 31, 2001 and an annual impairment test, using a two-step process prescribed by SFAS No. 142. The Company has completed the transitional impairment test for EPMG, the applicable reporting unit, and no impairment of goodwill was found to exist as of the beginning of fiscal 2002. During 2002 and in future periods, the Company will evaluate goodwill for possible impairment at least on an annual basis.

         In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it ceases operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonable estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

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

3.       Principles of Consolidation

         ---------------------------
         The accompanying consolidated balance sheet includes the accounts of Innovative Software Technologies, Inc. and the accounts of its wholly-owned subsidiary Energy Professional Marketing Group, Inc.
         (EPMG) as of and for the six months ended June 30, 2002. All significant intercompany transactions and balances have been eliminated in consolidation.

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

5.       Investments in Equity Securities

         --------------------------------
         All equity securities are classified as available-for-sale. These securities have been adjusted to their fair market value based upon quoted market prices. Unrealized holding gains and losses are reported as a separate component of Stockholder's equity. Unrealized holding losses amounted to $714,266 and $204,356 as of June 30, 2002 and December 31, 2001, respectively. Investments consist of 75,000 shares of common stock of Ensurge, Inc. and 1,900,000 shares of common stock of Knowledge Transfer Systems, Inc.

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

7.       Use of Estimates

         ----------------
         To comply with accounting principles generally accepted in the United States, the Company makes estimates and assumptions that effect the amounts reported in the financial statements and disclosures made in the accompanying notes. Estimates are used for, but not limited to reserves for product returns, the collectibility of accounts receivable and deferred taxes. The Company also uses estimates to determine the remaining economic lives and carrying value of goodwill and fixed assets. Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

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

9.       Advertising Costs

         -----------------
         Advertising and promotion costs are expensed as incurred. Advertising costs charged against income for the six months ended June 30, 2002 and 2001, were $519,782 and $34,586, respectively.

10.      Impairment and Long-term Assets

         -------------------------------
         The Company will regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. There have been no events or circumstances indicating the possible impairment of our long-lived asset as of June 30, 2002.

NOTE C - MARKETABLE SECURITIES

The Company currently holds two marketable securities, which the Company acquired in connection with strategic business transactions and relationships. Our available-for-sale equity securities are carried at fair value and unrealized gains or losses are included in stockholders' equity. The Company held the following marketable securities at June 30, 2002 and December 31, 2001. The cost basis of our marketable securities reflects adjustments for other than temporary impairments in value as well as sales of securities.

                     Innovative Software Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

   Available-for-sale Equity    Cost      Gross Unrealized       Estimated
   Securities                   Basis    Gains        Losses     Fair Value
                             ---------   --------   ---------    ---------
   December 31, 2001

EnSurge, Inc. common stock   $  26,250   $   --     $ (25,950)   $     300
KT Solutions common stock      728,000     10,500    (188,904)     549,596
                             ---------   --------   ---------    ---------

                             $ 754,250   $ 10,500   $(214,854)   $ 549,896
                             =========   ========   =========    =========

June 30, 2002

EnSurge, Inc. common stock   $  26,250   $   --     $ (26,168)   $      82
KT Solutions common stock      728,000       --      (688,100)      39,900
                             ---------   --------   ---------    ---------

                             $ 754,250   $   --     $(714,268)$     39,982
                             =========   ========   =========    =========



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

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease term. Property and equipment consist of the following:

                                                  June 30,       December 31,
                                                    2002            2001
                                            ---------------------------------
         Machinery and Equipment............$      173,939     $       55,615
         Furniture and Fixtures.............        97,696             18,740
         Computer Software..................       180,224              5,667
         Leasehold improvements.............        26,077              2,877
                                            --------------     --------------
         ...................................       477,936             82,899
         Less: Accumulated depreciation.....       (62,185)           (21,387)
                                            --------------     --------------

         Net Property and Equipment.........$      415,751     $       61,512
                                            ==============     ==============


Depreciation and amortization expense for the six months ended June 30, 2002 and 2001 was $40,798 and $2,610, respectively.

                     Innovative Software Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE E - NOTES PAYABLE

                                                                             June 30,       December 31,
                                                                              2002             2001
                                                                             -------          ------
Notes payable, financial institution, principal and
interest payable in monthly installments of $1,250
due in August 2004                                                           $25,797            --

Notes payable, financial institution, principal and accrued interest at 7.78% payable in monthly installments of principal and interest maturing from $217 to $655 from

November 2006 to February 2007                                                48,213            --
                                                                             -------          ------
                                                                              74,010            --
Less Current Portion                                                          20,190            --
                                                                             -------          ------

Notes Payable - Long-Term                                                    $53,820          $ --
                                                                             =======          ======

The Company has an unsecured line of credit facility with a financial institution for borrowings up to $50,000. Borrowings under the line bear interest at Prime plus 2% (the Prime rate of interest as of June 30, 2002 was 4.75%). As of June 30, 2002, there was $5,029 available on the credit facility.

 NOTE F - Capital Transactions

Stock-split - Innovative's Board of Directors authorized a three-for-one stock split on July 11, 2001. This was affected by distributing a 200% stock dividend on August 10, 2001 to stockholders of record on July 31, 2001. All share and per share amounts referred to in the financial statements and notes have been restated to reflect this stock split.

Issuance of common stock - The Company issued 40,730 shares of its common stock in the current quarter through private placements to individual investors overseas.

Issuance of common stock for software - The Company issued 53,845 shares of its common stock in the current quarter as part of payment under the terms of a software purchase agreement entered into by the Company. The agreement stipulates that the Company receives business management software for both the Internet and real estate markets as well as hosting and maintenance services.

Stock issued for services - The Company issued 4,000 shares of its common stock at a fair market value of $3.55 per share on February 12, 2002. In addition, the Company issued 6,125 shares of its common stock during the current quarter at an average fair market value of $3.37 per share. Shares were issued as compensation expense for the six months ended June 30, 2002.

Finance Agreement - The Company has financed its operation to date primarily through a Finance Agreement of convertible debt and securities. The Finance agreement calls for financing of up to $2.5 million of which $1 million would be received in increments in 2001, if necessary, and the remaining $1.5 million would be received based upon the Company's performance. As of June 30, 2002, $700,000 of the initial $1 million investment was received by the Company. These proceeds were converted to equity securities during 2001.

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

NOTE H - COMMITMENTS AND CONTINGENCIES

In March and May 2002, the Company entered into operating leases for certain office space. Future minimum lease payments under these operating leases as of June 30, 2002 are as follows:

                  Year Ending December 31:

                  2002....................................$   70,300
                  2003....................................   140,600
                  2004....................................   140,600
                  2005....................................     49,433
                  2006....................................       --
                                                          -----------

                  Total...................................$   400,933
                                                          ========--=

Rent expense for the six months ended June 30, 2002 and 2001 was $44,879 and $5,625, respectively.

NOTE I - PENDING ACQUISITION

On March 12, 2002, the Company signed a definitive agreement to acquire iCrypt, Inc., a Torrance, California, technology company that has developed a suite of email encryption software products for both corporate and consumer markets, for $10,000,000 in restricted preferred stock and the Company's common stock. The closing of this acquisition is contingent upon due diligence findings and the ability of the companies to meet certain terms and conditions precedent to close. On April 29, 2002, the due diligence process was completed and negotiations on certain terms and conditions are ongoing. There is no assurance that this transaction will be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------
     When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Goodwill and Intangible Assets

As discussed Note A in the accompanying interim financial statements, the Company, on December 31, 2001, purchased all of the outstanding shares of Energy Professional Marketing Group Inc. (EPMG) for $13.575 million in stock.

Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. The Company has accounted for its acquisitions using the purchase method of accounting. Values were assigned principally to goodwill based upon management's allocation of the purchase price to EPMG's workforce in place at the date of the transaction.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

The Company completed the first step of the transitional goodwill impairment test during the six months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company performed a discounted cash flow analysis to determine the fair value of the EPMG reporting unit based on various valuation multiples. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of the EPMG reporting unit exceeded its carrying amount and, therefore, no goodwill impairment existed as of January 1, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The Company will be required to continue to perform a goodwill impairment test on an annual basis.

Marketable securities

Marketable securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company employs a methodology in evaluating whether a decline in fair value below cost basis is other than temporary that considers available evidence regarding its marketable securities. In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends, and; the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of marketable securities in the Company's portfolio, if, among other things, relevant information related to the Company's marketable securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment. As discussed in Note C to the accompanying financial statements, the Company owns, as of June 30, 2002, marketable securities that have depreciated in value by $714,268 from their original cost basis. Based upon the above methodology, management believes that this decline is temporary in nature.

With any accounting policy that applies judgments and estimates, actual results could significantly differ from those estimates

Results of Operations for the Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

Revenues

Sales for the three months ended June 30, 2002 and 2001 were $2,994,339 and $4,000, respectively, which represents a significant increase from the prior period. The company's principal source of revenue for the three months ended June 30, 2002 consisted of product sales. The main reason for the increase in product sales can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary of the Company accounted for $2,410,305 in sales of existing products and services for the three months ended June 30, 2002.

Cost of Sales

Cost of sales for the three months ended June 30, 2002 and 2001 was $999,229 and $0, respectively. Cost of sales for the three months ended June 30, 2002 represented costs associated with the generation of sales leads and the providing of coaching services to customers that purchase our products. The main reason for the increase in cost of sales can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary accounted for $731,214 in cost of sales of existing products and services for the three months ended June 30, 2002.

Selling

     Selling expenses for the three months ended June 30, 2002 and 2001 were $681,308 and $34,585, respectively. These costs consisted primarily of marketing and advertising expenses associated with key products and commissions. The advertising and marketing expenses within the current period consisted primarily of expenses related to Internet marketing and sales commissions. The main reason for the increase in selling costs can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary accounted for $418,695 in sales commissions and advertising for the three months ended June 30, 2002.

General and Administrative

         General and administrative expenses for the three months ended June 30, 2002 and 2001 were $916,707 and $254,959, respectively. The Company's general and administration expenses during 2002 and 2001 consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of EPMG in the current period.

Non-recurring Expenses

     Non-recurring expense for the three months ended June 30, 2002 and 2001 was $169,578 and $0, respectively. Non-recurring expense for the three months ended June 30, 2002 represented back wages due to the EPMG's employees. This cost resulted from a recently completed examination of the Company's labor practices by the United States Department of Labor. The period of examination covered the Company's operations from May 2000 to May 2002.

Depreciation and Amortization

     Depreciation and amortization expense for the three months ended June 30, 2002 and 2001 was $23,632 and $1,980, respectively. Depreciation and amortization expense increased primarily as a result of the additions of computer equipment, furniture and fixtures, and computer software in the second half of 2001 and 2002.

Income Tax Expense

      The Company recorded a tax expense from continued operations of $85,326 and $0 for the three months ended June 30, 2002 and 2001, respectively. The tax expense in the current period reflects the recording of federal and state taxes at an effective annual rate of approximately 35%.

Results of Operations for the Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

Revenues

Sales for the six months ended June 30, 2002 and 2001 were $5,789,035 and $4,000, respectively, which represents a significant increase from the prior period. The company's principal source of revenue for the six months ended June 30, 2002 consisted of product sales. The main reason for the increase in product sales can be attributed to the acquisition of EPMG, based in Orem, UT, as of December 31, 2001. This wholly-owned subsidiary of the Company accounted for $4,417,535 in sales of existing products and services for the six months ended June 30, 2002. The remaining revenue for the six months ended June 30, 2002 resulted from sales of products and services generated from the Company's operations in Riverside, MO.

Cost of Sales

Cost of sales for the six months ended June 30, 2002 and 2001 was $2,121,684 and $0, respectively. Cost of sales for the six months ended June 30, 2002 represented costs associated with the generation of sales leads and the providing of coaching services to customers that purchase our products. The main reason for the increase in cost of sales can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary accounted for $1,728,457 in cost of sales of existing products and services for the six months ended June 30, 2002. The remaining cost of sales for the six months ended June 30, 2002 resulted from costs associated with sales of products and services generated from the Company's operations in Riverside, MO.

Selling

     Selling expenses for the six months ended June 30, 2002 and 2001 were $1,282,199 and $35,585, respectively. These costs consisted primarily of marketing and advertising expenses associated with key products and commissions. The advertising and marketing expenses within the current period consisted primarily of expenses related to Internet marketing and sales commissions. The main reason for the increase in selling costs can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary accounted for $783,047 in sales commissions and advertising for the six months ended June 30, 2002. The remaining selling costs for the six months ended June 30, 2002 resulted from Internet marketing and sales commission costs generated from the Company's operations in Kansas City, MO.

General and Administrative

         General and administrative expenses for the six months ended June 30, 2002 and 2001 were $1,658,777 and $272,790, respectively. The Company's general and administration expenses during 2002 and 2001 consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of EPMG for the six months ended June 30, 2002.

Non-recurring Expenses

     Non-recurring expense for the six months ended June 30, 2002 and 2001 was $169,578 and $0, respectively. Non-recurring expense for the six months ended June 30, 2002 represented back wages due to the EPMG's employees. This cost resulted from a recently completed examination of the Company's labor practices by the United States Department of Labor. The period of examination covered the Company's operations from May 2000 to May 2002.

Depreciation and Amortization

     Depreciation and amortization expense for the six months ended June 30, 2002 and 2001 was $40,798 and $2,610, respectively. Depreciation and amortization expense increased primarily as a result of the additions of computer equipment, furniture and fixtures, and computer software in the second half of 2001 and 2002.

Income Tax Expense

      The Company recorded a tax expense from continued operations of $220,000 and $0 for the six months ended June 30, 2002 and 2001, respectively. The tax expense in the current period reflects the recording of federal and state taxes at an effective annual rate of approximately 38%.

Liquidity and Capital Resources

      At June 30, 2002, cash was $776,482, an increase of $494,175 from December 31, 2001. Cash flow provided by operations was $663,239 for the six months ended June 30, 2002. The primary reason for the positive operating cash flow for the six months ended June 30, 2002, can be attributed to the Company's higher sales volume during the first six months of 2002. The acquisition of EPMG as of December 31, 2001, has had a significant impact on sales during this period which consequently positively increased cash flows from operating activities. In addition, the Company experienced an increase in its deferred revenue balances for the six months ended June 30, 2002. The Company's higher sales volume regarding coaching sessions was the primary reason for the increase in deferred revenue. Other assets increased $311,911 for the six months ended June 30, 2002. This was primarily due to credit card processors, utilized by the Company, holding additional funds as a reserve for the significant volume increase in credit card transactions. The Company received proceeds from a line of credit facility during the six months ended June 30, 2002 amounting to $50,000. In addition, the Company entered into four term loans during the six months ended June 30, 2002 amounting to $81,186 to purchase vehicles and equipment. Stockholders' equity amounts to $14,258,422 as of June 30, 2002.

      The Company was financed, during 2001, primarily through a Finance Agreement of convertible debt and securities. The Finance agreement called for financing of up to $2.5 million of which $1 million would be received in increments in 2001, if necessary, and the remaining $1.5 million would be received based upon the Company's performance, as defined in the agreement. As of December 31, 2002, $700,000 of the initial $1 million investment was received by the Company. These proceeds were converted to equity securities during 2001. No amounts were advanced to the Company in the six months ended June 30, 2002.

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

       The Company issued 4,000 shares of its common stock for various services provided February 12, 2002.

       The Company issued 6,125 shares of its common stock for various services provided during the current quarter.

       The Company issued 40,730 shares of its common stock for cash in the current quarter through private placements to individual investors overseas.

       The Company issued 53,845 shares of its common stock in the current quarter as part of payment under the terms of a software purchase agreement entered into by the Company.

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

PART II -     OTHER INFORMATION
              -----------------
Item 1.  Legal Proceedings

         -----------------

                None

Item 2.  Changes in Securities

         ---------------------

       The company in the current quarter issued 6,125 shares of common stock as compensation expense. These securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

       The company in the current quarter issued 40,730 shares of common stock for cash in the current quarter through private placements to individual investors overseas. These securities were issued under the exemption provided by
Section 4(2) of the Securities Act of 1933.

       The company in the current quarter issued 53,845 shares of common stock in the current quarter as part of payment under the terms of a software purchase agreement entered into by the Company. These securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

              None

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

                            Innovative Software Technologies, Inc.

Date:    August 14, 2002    /s/ Douglas S. Hackett

                            ---------------------------------------------------
                               Douglas S. Hackett

                                President, Chief Executive Officer and Director
                                       22