Form 10QSB
period 2002-09-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2002-10-30
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB
                                   -----------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                       Commission File Number: 000-1084047


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            California                                     95-4691878
 -----------------------------------           ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
   of incorporation or organization)


                           204 NW Platte Valley Drive
                               Riverside, MO 64150
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (816) 583-8030
                           ---------------------------
                           (Issuer's telephone number)



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

There were 48,414,358 shares of common stock, $0.001 par value, outstanding as of October 30, 2002.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB



                        QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


                                                                                         Page
                                                                                         ----

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - September 30, 2002 (Unaudited)
       and December 31, 2001.............................................................  3

     Condensed Consolidated Statements of Operations (Unaudited)
       for the Three and Nine Months Ended September 30, 2002 and 2001...................  4

     Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
       for the Three and Nine Months Ended September 30, 2002 and 2001...................  5

     Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
       for the Nine Months Ended September 30, 2002......................................  6

     Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the Nine Months Ended September 30, 2002 and 2001.............................  7

     Notes to the Condensed Consolidated Financial Statements (Unaudited)................  8

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations........................................................... 18

Item 3. Controls and Procedures.......................................................... 23

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................................ 23

Item 2. Changes in Securities............................................................ 23

Item 6. Exhibits and Reports on Form 8-K................................................. 23

Signatures    ........................................................................... 24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                    (Unaudited)
                                                                                  September 30,   December 31,
                                                                                      2002            2001
                                     ASSETS
Current Assets
     Cash ...........................................................................   $    936,162   $    282,307
     Accounts receivable, net of allowance for doubtful accounts
     of $132,000 and $4,000, respectively ...........................................        511,525         49,392
     Other receivables ..............................................................         13,542          2,543
     Investment securities  - available for sale ....................................        941,500        549,896
     Prepaid expenses ...............................................................         20,235          6,571
     Other current assets ...........................................................        428,336           --
     Deferred income tax asset ......................................................            563            812
                                                                                        ------------   ------------
         Total Current Assets .......................................................      2,851,863        891,521
                                                                                        ------------   ------------
Property and Equipment, Net .........................................................        411,015         61,512
                                                                                        ------------   ------------
Other Assets
     Goodwill .......................................................................     13,549,932     13,549,932
     Other assets ...................................................................           --           23,810
     Deposit ........................................................................         48,698          4,491
     Deferred income tax asset - non-current ........................................          3,158          2,908
                                                                                        ------------   ------------
         Total Other Assets .........................................................     13,601,788     13,581,141
                                                                                        ------------   ------------
Total Assets ........................................................................   $ 16,864,666   $ 14,534,174
                                                                                        ============   ============
                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Note payable - Line of credit ..................................................   $     43,242   $       --
     Current maturities of long-term debt ...........................................         45,707           --
     Accounts payable and accrued expenses ..........................................        552,714        156,014
     Deferred revenue ...............................................................        252,956           --
     Accrued federal and state income taxes .........................................        374,362           --
     Reserve for sales returns and allowances .......................................        279,472        100,000
                                                                                        ------------   ------------
         Total Current Liabilities ..................................................      1,548,453        256,014
                                                                                        ------------   ------------
Long-term debt, net of current maturities ...........................................         95,098           --

Stockholders' Equity
     Preferred stock - no par; 25,000,000 shares authorized
       Series A preferred stock; 1,850,000 shares issued and
       outstanding; $1.00 stated value ..............................................      1,850,000      1,850,000
       Series B preferred stock; 248,491 shares issued and
       outstanding; $1.00 stated value ..............................................        248,491        248,491
     Common stock - $0.001 par value; 100,000,000 shares authorized
       48,414,358 and 48,285,283 shares issued and outstanding, respectively ........         48,414         48,285
     Additional paid-in-capital .....................................................     12,791,635     12,626,679
     Accumulated comprehensive loss .................................................           --         (204,354)
     Retained earnings/(Accumulated deficit) ........................................        282,575       (290,941)
                                                                                        ------------   ------------
Total Stockholders' Equity ..........................................................     15,221,115     14,278,160
                                                                                        ------------   ------------
Total Liabilities and Stockholders' Equity ..........................................   $ 16,864,666   $ 14,534,174
                                                                                        ============   ============

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          For the Three Months          For the Nine Months
                                                           Ended September 30,          Ended September 30,
                                                    ----------------------------   ----------------------------
                                                        2002             2001          2002             2001
                                                    ------------    ------------   ------------    ------------
Sales ...........................................   $  4,225,488    $    310,638   $ 10,014,523    $    314,638

Cost of Sales ...................................      1,528,534            --        3,650,218            --
                                                    ------------    ------------   ------------    ------------
Gross Profit ....................................      2,696,954         310,638      6,364,305         314,638
                                                    ------------    ------------   ------------    ------------
Operating Expenses
     General and administrative .................      1,069,191         221,428      2,727,968         493,903
     Selling ....................................        729,388          44,188      2,011,587          79,773
     Loss on investment securities ..............        687,750            --          687,750            --
     Non-recurring expenses .....................           --              --          169,578            --
                                                    ------------    ------------   ------------    ------------
     Total Operating Expenses ...................      2,486,329         265,616      5,596,883         573,676
                                                    ------------    ------------   ------------    ------------
Income (Loss) From Operations ...................        210,625          45,022        767,422        (259,038)
                                                    ------------    ------------   ------------    ------------
Other Income (Expense)
     Other income ...............................        154,105            --          172,197            --
     Interest expense ...........................         (2,500)           --           (9,055)           --
                                                    ------------    ------------   ------------    ------------
     Total Other Income (Expense) ...............        151,605            --          163,142            --
                                                    ------------    ------------   ------------    ------------
Income (Loss) Before Income Taxes ...............        362,230          45,022        930,564        (259,038)

Income Taxes ....................................        137,048            --          357,048            --
                                                    ------------    ------------   ------------    ------------
Net Income (Loss) ...............................   $    225,182    $     45,022   $    573,516    $   (259,038)
                                                    ============    ============   ============    ============
Basic and Diluted Income (Loss) per Share .......   $       0.00            0.00   $       0.01    $      (0.01)
                                                    ============    ============   ============    ============
Weighted Average Number of Common Shares
Used in Per Share Calculation (basic and diluted)     48,402,172      46,947,990     48,336,469      44,814,371
                                                    ============    ============   ============    ============




                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                   (UNAUDITED)



                                                          For the Three Months          For the Nine Months
                                                           Ended September 30,          Ended September 30,
                                                    ----------------------------   ----------------------------
                                                        2002             2001          2002             2001
                                                    ------------    ------------   ------------    ------------
Net income/(loss) ............................      $    225,182    $     45,022   $    573,516    $   (259,038)
Other comprehensive income/(loss), net of tax:
Unrealized income/(loss) on investments ......              --                75           --           (25,500)
                                                    ------------    ------------   ------------    ------------
Comprehensive income/(loss) ..................      $    225,182    $     45,097   $    573,516    $   (284,538)
                                                    ============    ============   ============    ============













                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.



                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                                                                                          Retained
                                    Preferred Stock          Common Stock        Additional  Accumulated  Earnings        Total
                                ----------------------   --------------------     Paid-in-    Comprehen-  (Accumulated Stockholders'
                                  Shares      Amount       Shares     Amount      Capital     sive Loss    Deficit)       Equity
                                ---------  -----------   ----------  --------   -----------  ----------- ------------- -------------

Balance - January 1, 2002 ..... 2,098,491  $  2,098,491  48,285,283  $ 48,285   $12,626,679  $(204,354)  $ (290,941)   $ 14,278,160

Issuance of common stock for
   services provided ..........      --            --         4,000         4        14,196       --            --           14,200

Issuance of common stock ......      --            --        40,730        41        36,951       --            --           36,992

Issuance of common stock for
   services provided ..........      --            --         6,125         6        20,644       --            --           20,650

Issuance of common stock for
   software ...................      --            --        53,845        54        69,946       --            --           70,000
Issuance of common stock ......      --            --        24,375        24        23,219       --            --           23,243

Unrealized loss on investments       --            --          --        --            --     (483,396)         --         (483,396)

Unrealized loss on investments
recognized in income due to
other than temporary impairment      --            --          --        --            --      687,750          --          687,750

Net income for the nine months
  ended September 30, 2002 ....      --            --          --        --            --         --        573,516         573,516
                                ---------  ------------  ----------  --------   -----------  ---------    ----------   ------------
Balance - September 30, 2002 .. 2,098,491  $  2,098,491  48,414,358  $ 48,414   $12,791,635  $    --      $ 282,575    $ 15,221,115
                                =========  ============  ==========  ========   ===========  =========    ==========   ============








                  The accompanying notes are an integral part
              of these condensed consolidated financial statement.


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         For the Nine Months
                                                                                         Ended September 30,
                                                                                  ------------------------------
                                                                                      2002               2001
                                                                                  -----------        -----------
Cash Flows From Operating Activities
 Net income/(loss).........................................................       $   573,516        $  (259,038)
 Adjustments to reconcile net income/(loss) to net cash
 provided by  (used in) operating activities:
   Depreciation and amortization ..........................................            83,016              6,196
   Sale of software platform for investment securities ....................          (875,000)          (300,000)
   Write down of investment securities ....................................           687,750               --
   Allowance for doubtful accounts ........................................           132,000               --
    Non-cash expenses .....................................................            34,850             66,366
   Changes in operating assets and liabilities:
     Accounts receivable ..................................................          (594,133)            (4,000)
     Prepaid expenses .....................................................           (13,664)            (1,875)
     Other receivables ....................................................           (10,999)              --
     Other current assets .................................................          (428,336)              (358)
     Other assets .........................................................            23,810             (2,615)
     Deposits .............................................................           (44,207)              --
     Accounts payable and accrued expenses ................................           396,700             19,224
     Deferred revenue .....................................................           252,956               --
     Reserve for returns and allowances ...................................           179,472               --
     Accrued federal and state income taxes ...............................           374,362               --
                                                                                  -----------        -----------
   Net Cash Provided By/(Used In) Operating Activities ....................           772,093           (476,100)
                                                                                  -----------        -----------

Net Cash Flows Used In Investing Activities
   Capital expenditures ...................................................          (362,520)           (36,523)
                                                                                  -----------        -----------

Cash Flows From Financing Activities
   Issuance of common stock ...............................................            60,235            596,924
   Proceeds from borrowings under line of credit ..........................            50,000               --
   Repayments on line of credit ...........................................            (6,758)              --
   Proceeds from borrowing under note payable .............................           155,360               --
   Repayments on notes payable ............................................           (14,555)              --
   Proceeds from borrowing under note payable to related party ............              --               35,503
   Payment on note payable to related party ...............................              --              (51,425)
                                                                                  -----------        -----------

   Net Cash Provided by Financing Activities ..............................           244,282            581,002
                                                                                  -----------        -----------
Net Increase in Cash ......................................................           653,855             68,380

Cash at Beginning of Period ...............................................           282,307                888
                                                                                  -----------        -----------
Cash at End of Period......................................................       $   936,162        $    69,268
                                                                                  ===========        ===========
Supplemental Cash Flow Information:
   Unrealized loss on investment securities available for sale.............       $      --          $   (25,500)
                                                                                  ===========        ===========
   Issuance of common stock for services provided..........................       $    34,850        $    66,366
                                                                                  ===========        ===========
   Issuance of common stock for software...................................       $    70,000        $      --
                                                                                  ===========        ===========

                  The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A  -  COMPANY DESCRIPTION

Innovative Software Technologies, Inc. (the "Company" or "Innovative") is a software company, specializing in small business and financial eLearning tools and consulting services. The Company's main products are The Financial Toolkit 1.0, an integrated financial services and educational program; EMS, a turnkey web builder, e-commerce solution and data management system targeted to small businesses, Skills in Demand, consisting of eLearning certification courses that cater to Information Systems, Internet Professionals and small business owners, and eTaxNet, a provider of online tax and consulting services. In addition to the software and learning products, The Company offers technical support and coaching for most of its products and services.

On April 16, 2001, Innovative, with immaterial net assets, acquired 100% of the outstanding common stock of Hackett Media, Inc. (Hackett). The acquisition resulted in the owners and management of Hackett having effective operating control of the combined entity after the acquisition, with the existing Innovative investors continuing as only passive investors.

Under accounting principles generally accepted in the United States (US GAAP), the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Hackett for the net monetary assets of Innovative, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Innovative Software Technologies), are those of the "legal acquiree" (Hackett) (i.e. the accounting acquirer).

On December 31, 2001, the Company purchased all of the outstanding shares of Energy Professional Marketing Group, Inc.'s (EPMG), a technology marketing company specializing in product fulfillment for outside vendors and technology and database marketing, based in Provo, Utah. In connection with the acquisition, the Company issued 1,500,000 and 3,529,412 of Series A preferred and common shares, respectively.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A  -  COMPANY DESCRIPTION - Continued

The purchase price for the acquisition EPMG has been allocated on the fair value basis on the acquisition date as follows:


         Assets acquired:

         Goodwill...............................................$   13,549,932
         Net assets acquired....................................        25,068

         Total Assets Acquired..................................$   13,575,000

         Total Purchase Price...................................$   13,575,000


The acquisition described above was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and, accordingly, the results of operations and assets and liabilities of the acquired company are included in the consolidated financial statements from the acquisition date.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

1.       Interim Condensed Consolidated Financial Statements
         ---------------------------------------------------

         The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

2.       Recent Accounting Pronouncements
         --------------------------------

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.
         - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
         - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.
         - Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
         - Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
         - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         As of January 1, 2002, which is the beginning of fiscal 2002, the Company will not amortize the goodwill which it recognized in connection with the acquisition of EPMG. The Company's goodwill is subject to a transitional impairment test as of December 31, 2001 and an annual impairment test, using a two-step process prescribed by SFAS No. 142. The Company has completed the transitional impairment test for EPMG at June 30, 2002, the applicable reporting unit, and no impairment of goodwill was found to exist as of the beginning of fiscal 2002. During 2002 and in future periods, the Company will evaluate goodwill for possible impairment at least on an annual basis.

         Subsequent to September 30, 2002, the trading price of the Company's stock declined from recent levels, raising questions about whether the fair value of goodwill exceeds its carrying amount. An evaluation of the carrying amount of goodwill, which will include an evaluation of whether the decline in the trading price of the Company's stock is other than temporary, will occur as part of the previously mentioned annual impairment test.

         In  August  2001,  the FASB  issued  SFAS  143,  "Accounting  for Asset
         Retirement Obligations". SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long-lived asset. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement did not have a significant impact on the financial condition or results of operations of the Company.

         In April 2002, the FASB issued SFAS No. 145 (SFAS 145). Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS 145 are effective for transactions occurring after May 15, 2002 while other are effective for fiscal years beginning after May 15, 2002. The Company does not expect SFAS 145 to have a material effect on its financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. The Company does not expect SFAS 146 to have a material effect on its financial condition or results of operations.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). This standard relates to the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This standard also relates to the application of SFAS 144 to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. SFAS 147 is effective on October 1, 2002. The Company does not expect SFAS 147 to have a material effect on its financial condition or results of operations.

3.       Principles of Consolidation
         ---------------------------

         The accompanying condensed consolidated financial statements includes the accounts of Innovative Software Technologies, Inc. and the accounts of its wholly-owned subsidiary Energy Professional Marketing Group, Inc. (EPMG) as of and for the nine months ended September 30, 2002. All significant intercompany transactions and balances have been eliminated in consolidation.

4.       Revenue Recognition
         -------------------

         The Company recognizes revenue after delivery of the product. To the extent the Company sells software, revenue is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. In most cases this occurs the same day payment is received from our customers. The Company also reserves for sales returns and allowances based upon historical experience.

         The Company provides support services for some of its products. Payments received by the Company for these services are generally recorded as deferred revenue and recognized over the term of the services.

5.       Investments Securities
         ----------------------

         All investment securities are classified as available-for-sale. These investment securities have been adjusted to their fair market value based upon quoted market prices. Unrealized holding gains and losses are reported as a separate component of stockholder's equity.

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

7.       Use of Estimates
         ----------------

         To comply with US GAAP, the Company makes estimates and assumptions that effect the amounts reported in the financial statements and disclosures made in the accompanying notes. Estimates are used for, but not limited to reserves for product returns, the collectibility of accounts receivable and deferred taxes. The Company also uses estimates to determine the remaining economic lives and carrying value of goodwill and fixed assets. Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

8.       Software Development Costs
         --------------------------

         In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or
         otherwise Marketed," software development costs are expensed as incurred until the product is available for general release to customers. To date, the Company's software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.      Impairment and Long-lived Assets
         --------------------------------

         The Company will regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. The reviews take into account facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. There have been no events or circumstances indicating the possible impairment of our long-lived assets as of September 30, 2002.

NOTE C - INVESTMENT SECURITIES

The Company currently holds three investment securities, which the Company acquired in connection with strategic business transactions and relationships. Our available-for-sale securities are carried at fair value and unrealized gains or losses are included in stockholders' equity. The Company held the following investment securities at September 30, 2002 and December 31, 2001. The cost basis of our investment securities reflects adjustments for other than temporary impairments in value as well as sales of investment securities.

   Investment                             Cost                 Gross Unrealized              Estimated
   Securities                             Basis            Gains             Losses         Fair Value
--------------------------              ---------        ----------        ----------        ---------
September 30, 2002
EnSurge, Inc. common stock              $    --          $    --           $    --           $    --
Knowledge Transfer Systems, Inc.
common stock                               66,500             --                --              66,500
Knowledge Transfer Systems, Inc.
preferred stock                           875,000             --                --             875,000
                                        ---------        ----------        ----------        ---------
                                        $ 941,500        $    --           $    --           $ 941,500
                                        =========        ==========        ==========        =========

December 31, 2001
EnSurge, Inc. common stock              $  26,250        $    --           $ (25,950)        $     300
Knowledge Transfer Systems, Inc.
common stock                              728,000           10,500          (188,904)          549,596
                                        ---------        ----------        ----------        ---------
                                        $ 754,250        $  10,500         $(214,854)        $ 549,896
                                        =========        ==========        ==========        =========

The Knowledge Transfer Systems, Inc. common stock was received in consideration for the sale of four software coaching platforms to Ensurge, Inc. These investment securities were recorded at a 30% discount due to restrictions and limitations contained in Rule 144 of the Securities and Exchange Commission. The primary restriction relates to the one-year holding period of the investment securities after the effective date of sale. As of September 30, 2002, the one-year holding period on these investment securities expired and the investment securities were recorded at 100% of their fair market value. Due to the decline in market value of Knowledge Transfer Systems, Inc. common stock, the Company wrote down the carrying value of these investment securities as of September 30, 2002 to $66,500. The reduction in carrying value on these investment securities resulted in a loss on investment of $661,500 during the three months ended September 30, 2002.

The Company received Ensurge, Inc. common stock in consideration for the sale of certain vintage furniture in 2000. Due to the decline in market value of Ensurge, Inc. common stock, the Company considered the carrying value of $26,250 permanently impaired which resulted in a loss on investment securities of $26,250 during the three months ended September 30, 2002.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On September 23, 2002, the Company sold the Business Development Series, e-learning content and software to Knowledge Transfer Systems, Inc. in exchange for 875,000 Knowledge Transfer Systems, Inc. preferred shares with a stated value of $1.00 per share. The preferred shares are convertible, at the discretion of the Company, to Knowledge Transfer Systems, Inc. common stock at 95% of the fair market value of Knowledge Transfer System's common stock based on a five day average proceeding the date of conversion.

These investment securities are traded on the OTC Bulletin Board. All of our investment securities are stocks of high technology companies whose market prices have been extremely volatile. The market prices of these companies' stocks have declined substantially the past two years. The market prices of these stocks could continue to decline. These declines could further result in a material reduction in the carrying value of these assets and have a negative impact on our operating results and financial condition. If our investment securities experience further declines in fair value that are considered other than temporary, the Company will reflect the additional loss in our net income in the period when subsequent impairment becomes apparent.


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation as follows:

                                                                  September 30,   December 31,
                                                                       2002           2001
                                                                  ----------------------------
         Machinery and Equipment................................  $   232,808     $   55,615
         Furniture and Fixtures.................................       57,894         18,740
         Computer Software......................................      190,624          5,667
         Leasehold improvements.................................       34,092          2,877
                                                                  -----------     ----------
        ........................................................      515,418         82,899
         Less: Accumulated depreciation and amortization........     (104,403)       (21,387)
                                                                  -----------     ----------
         Property and Equipment, Net............................  $   411,015     $   61,512
                                                                  ===========     ==========

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                  September 30,     December 31,
                                                                                      2002             2001
                                                                                  -------------     ------------

      Notes payable, financial institution, collaterized
      by telephone equipment, principal and
      interest payable in monthly installments of $1,250
      due in August 2004                                                           $  24,075         $    --

      Notes payable, financial institution, secured by a
      lien on certain furniture and equipment, principal and
      interest payable in monthly installments of $2,464
      due in July 2005                                                                70,676              --

      Notes payable, financial institution, collaterized by
      vehicles principal and accrued interest at 7.78%
      payable in monthly installments of principal and
      interest maturing from $217 to $655 from
      November 2006 to February 2007                                                  46,054              --
                                                                                   ---------         ---------
                                                                                     140,805              --
      Less Current Maturities                                                         45,707              --
                                                                                   ---------         ---------
      Long-term - net of current maturities                                        $  95,098         $    --
                                                                                   =========         =========

The Company has an unsecured line of credit facility with a financial institution for borrowings up to $50,000. Borrowings under the line bear interest at Prime plus 2% (the Prime rate of interest as of September 30, 2002 was 4.75%). As of September 30, 2002, there was $6,758 available on the credit facility.

NOTE F - CAPITAL TRANSACTIONS

Stock-split - Innovative's Board of Directors authorized a three-for-one stock split on July 11, 2001. This was effective on August 10, 2001 to stockholders of record on July 31, 2001. All share and per share amounts referred to in the financial statements and notes have been restated to reflect this stock split.

Issuance of common stock - The Company issued 40,730 shares of its common stock in the second quarter 2002 through private placements to individual foreign investors.

Issuance of common stock - The Company issued 24,375 shares of its common stock in the current quarter through private placements to individual foreign investors.

Issuance of common stock for software - The Company issued 53,845 shares of its common stock in the second quarter 2002 as part of payment under the terms of a software purchase agreement entered into by the Company. The agreement stipulates that the Company receives business management software for both the Internet and real estate markets as well as hosting and maintenance services.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Stock issued for services - The Company issued 4,000 shares of its common stock at a fair market value of $3.55 per share in the first quarter 2002. In addition, the Company issued 6,125 shares of its common stock during the second quarter 2002 at an average fair market value of $3.37 per share.

Finance Agreement - The Company financed its operation primarily through a Finance Agreement of convertible debt and securities. The Finance agreement calls for financing of up to $2.5 million of which $1 million would be received in increments in 2001, if necessary, and the remaining $1.5 million would be received based upon the Company's performance (Note J). As of September 30, 2002, $700,000 of the initial $1 million investment was received by the Company. These proceeds were converted to equity securities during 2001.

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

NOTE G - RELATED PARTY TRANSACTIONS

On December 31, 2001, a Company executive and shareholder converted a non-interest bearing note payable amounting to $248,491 to Series B preferred stock at a conversion rate of a $1 per share stated value. There was no formal maturity date and there was no interest associated with the note.

Also, during 2001, the Company sold four software platforms to NowSeven.com, Inc., Ziabon, Inc., SF Acquisition Corp., Inc., and Ishopper Internet Services, Inc. in exchange for investment securities amounting to $308,000, $133,000, $147,000, and $140,000, respectively. The President and Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which is the parent company of the wholly-owned subsidiaries listed above.

During the 3rd quarter 2002, the Company initiated the purchase of sales leads from Educational Success, Inc. (ESI). ESI is owned and operated by two directors of the Company (Ethan Andrew Willis and James Randolph Garn). Expenses incurred by the Company totaled $74,245 for the three months ended September 30, 2002.

NOTE H - COMMITMENTS AND CONTINGENCIES

In March, May and September 2002, the Company entered into operating leases for certain office space. Future minimum lease payments under these operating leases as of September 30, 2002 are as follows:

                  Year Ending December 31:
                  2002...........................................................$   53,899
                  2003...........................................................   215,598
                  2004...........................................................   215,598
                  2005...........................................................    99,432
                  2006...........................................................      --
                                                                                 ----------
                  Total..........................................................$  584,527
                                                                                 ==========

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company has issued 6,890,000 shares of its common stock which are held in escrow with legal counsel as a security deposit in favor of certain officers, directors and employees related to their respective personal guarantees concerning certain of the Company's obligations. These shares would be released only upon the Company's failure to meet these obligations. These shares are not included as issued or outstanding in these condensed consolidated financial statements.

NOTE I - PENDING ACQUISITION

On March 12, 2002, the Company entered into a definitive agreement to acquire iCrypt, Inc., a Torrance, California, technology company. The Company has completed the due diligence process in both the financial and technical areas. Based on the Company's due diligence findings, the terms and conditions of the agreement have been in renegotiation. The Company does not know if the terms and conditions can be reached in the future to effect a closing of the original or modified agreement.

NOTE J - SUBSEQUENT EVENT

Subsequent to September 30, 2002, the Company passed a Board of Directors' Resolution to formally terminate the Finance Agreement (Note F) with Iwasaka Investments, Ltd. due to the non-compliance by the lender under the terms of the agreement. The Company believes that the termination of this agreement will have no adverse effect on the operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

         When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Intangible Assets

As discussed in Note A in the accompanying interim condensed consolidated financial statements, the Company, on December 31, 2001, purchased all of the outstanding shares of Energy Professional Marketing Group Inc. (EPMG) for $13.575 million in stock.

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

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 42, Goodwill and Other Intangible Assets (SFAS 142). This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

The Company completed the first step of the transitional goodwill impairment test during the six months ended June 30, 2002 based on the amount of goodwill as of the beginning of fiscal year 2002, as required by SFAS No. 142. The Company performed a discounted cash flow analysis to determine the fair value of the EPMG reporting unit based on various valuation multiples. Based on the results of the first step of the transitional goodwill impairment test, the Company has determined that the fair value of the EPMG reporting unit exceeded its carrying amount and, therefore, no goodwill impairment existed as of June 30, 2002. As a result, the second step of the transitional goodwill impairment test is not required to be completed. The Company will be required to continue to perform a goodwill impairment test on an annual basis.

Subsequent to September 30, 2002, the trading price of the Company's stock declined from recent levels, raising questions about whether the fair value of goodwill exceeds its carrying amount. An evaluation of the carrying amount of goodwill, which will include an evaluation of whether the decline in the trading price of the Company's stock is other than temporary, will occur as part of the previously mentioned annual impairment test.

Investment securities

Investment securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company employs a methodology in evaluating whether a decline in fair value below cost basis is other than temporary that considers available evidence regarding its investment securities. In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends, and; the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of investment securities in the Company's portfolio, if, among other things, relevant information related to the Company's investment securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment during the third quarter 2002. As discussed in Note C to the accompanying financial statements, the Company wrote down the value of investment securities by $687,750. The new cost basis in the investment securities written down, as of September 30, 2002, is $66,500. If our investment securities experience further declines in fair value that are considered other than temporary, the Company will reflect the additional loss in our net income in the period when subsequent impairment becomes apparent.

With any accounting policy that applies judgments and estimates, actual results could significantly differ from those estimates.


Results of Operations for the Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

Sales

Sales for the three months ended September 30, 2002 and 2001 were $4,225,488 and $310,638, respectively, which represents a significant increase from the prior period. The Company's principal source of revenue for the three months ended September 30, 2002 consisted of product sales. The main reason for the increase in product sales can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary of the Company accounted for $2,728,438 in sales of existing products and services for the three months ended September 30, 2002. In addition, the Company sold a software platform during the current quarter to a third-party in exchange for investment securities amounting to $875,000.

Cost of Sales

Cost of sales for the three months ended September 30, 2002 and 2001 was $1,528,534 and $0, respectively. Cost of sales for the three months ended September 30, 2002 represented costs associated with the generation of sales leads and the providing of coaching services to customers that purchase the Company's products. The main reason for the increase in cost of sales can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary accounted for $1,353,533 in cost of sales of existing products and services for the three months ended September 30, 2002.

Selling

Selling expenses for the three months ended September 30, 2002 and 2001 were $729,388 and $44,188, respectively. These costs consisted primarily of marketing and advertising expenses associated with key products and commissions paid to sales representatives. The advertising and marketing expenses within the current period consisted primarily of expenses related to Internet marketing and sales commissions. The main reason for the increase in selling costs can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary accounted for $576,826 in sales commissions and advertising for the three months ended September 30, 2002.

General and Administrative

General and administrative expenses for the three months ended September 30, 2002 and 2001 were $1,069,191 and $221,428, respectively. The Company's general and administration expenses during 2002 and 2001 consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period.

Loss on investment securities

As discussed in Note C to the accompanying financial statements, the Company wrote down the value of investment securities by $687,750 during the three months ended September 30, 2002.

Income Taxes

The Company recorded income taxes of $137,048 and $0 for the three months ended September 30, 2002 and 2001, respectively. The tax expense in the current period reflects the recording of federal and state taxes at an effective annual rate of approximately 38%.


Results of Operations for the Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

Sales

Sales for the nine months ended September 30, 2002 and 2001 were $10,014,523 and $314,638, respectively, which represents a significant increase from the prior period. The Company's principal source of revenue for the nine months ended September 30, 2002 consisted of product sales. The main reason for the increase in product sales can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary of the Company accounted for $7,145,973 in sales of existing products and services for the nine months ended September 30, 2002. The remaining revenue for the nine months ended September 30, 2002 resulted from sales of products and services generated from the Company's operations in Riverside, MO. In addition, the Company sold a software platform during the current quarter to a third-party in exchange for investment securities amounting to $875,000.

Cost of Sales

Cost of sales for the nine months ended September 30, 2002 and 2001 was $3,650,218 and $0, respectively. Cost of sales for the nine months ended September 30, 2002 represented costs associated with the generation of sales leads and the providing of coaching services to customers that purchase the Company's products. The main reason for the increase in cost of sales can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary accounted for $3,081,990 in cost of sales of existing products and services for the nine months ended September 30, 2002. The remaining cost of sales for the nine months ended September 30, 2002 resulted from costs associated with sales of products and services generated from the Company's operations in Riverside, MO.


Selling

Selling expenses for the nine months ended September 30, 2002 and 2001 were $2,011,587 and $79,773, respectively. These costs consisted primarily of marketing and advertising expenses associated with key products and commissions paid to sales representatives. The advertising and marketing expenses within the current period consisted primarily of expenses related to Internet marketing and sales commissions. The main reason for the increase in selling costs can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary accounted for $1,359,873 in sales commissions and advertising for the nine months ended September 30, 2002. The remaining selling costs for the nine months ended September 30, 2002 resulted from Internet marketing and sales commission costs generated from the Company's operations in Kansas City, MO.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2002 and 2001 were $2,727,968 and $493,903, respectively. The Company's general and administration expenses during 2002 and 2001 consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company for the nine months ended September 30, 2002.

Loss on investment securities

As discussed in Note C to the accompanying financial statements, the Company wrote down the value of investment securities by $687,750 during the three months ended September 30, 2002.

Non-recurring Expenses

Non-recurring expense for the nine months ended September 30, 2002 and 2001 was $169,578 and $0, respectively. Non-recurring expense for the nine months ended September 30, 2002 represented back wages due to EPMG's employees. This cost resulted from a recently completed examination of the Company's labor practices by the United States Department of Labor. The period of examination covered the Company's operations from May 2000 to May 2002.

Income Taxes

The Company recorded income taxes of $357,048 and $0 for the nine months ended September 30, 2002 and 2001, respectively. The tax expense in the current period reflects the recording of federal and state taxes at an effective annual rate of approximately 38%.

Liquidity and Capital Resources

At September 30, 2002, cash was $936,162, an increase of $653,855 from December 31, 2001. Cash flow provided by operations was $772,093 for the nine months ended September 30, 2002. The primary reason for the positive operating cash flow for the nine months ended September 30, 2002, can be attributed to the Company's higher sales volume during the first nine months of 2002. The acquisition of EPMG as of December 31, 2001, has had a significant impact on sales during this period which consequently positively increased cash flows from operating activities. In addition, the Company experienced an increase in its deferred revenue for the nine months ended September 30, 2002. The Company's higher sales volume regarding coaching sessions was the primary reason for the increase in deferred revenue. The Company received proceeds from a line of credit facility during the nine months ended September 30, 2002 amounting to $50,000. In addition, the Company entered into four term loans during the nine months ended September 30, 2002 amounting to $81,217 to purchase vehicles and equipment. Also, during the current quarter, the Company received proceeds of $74,143 from a loan facility with a financial institution for equipment purchases associated with the Company's move of its offices in Utah. Stockholders' equity amounts to $15,221,115 as of September 30, 2002.

The Company was financed, during 2001, primarily through a Finance Agreement of convertible debt and securities. The Finance Agreement called for financing of up to $2.5 million of which $1 million would be received in increments in 2001, if necessary, and the remaining $1.5 million would be received based upon the Company's performance, as defined in the agreement. As of December 31, 2001, $700,000 of the initial $1 million investment was received by the Company. These proceeds were converted to equity securities during 2001. No amounts were advanced to the Company for the nine months ended September 30, 2002.

In addition, during 2001, all of the common shares issued in connection with the Finance Agreement above were reissued as Series A preferred shares and common shares as follows: Of the initial $700,000 invested in 2001, $350,000 was converted to Series A preferred shares at a stated value of $1 per share. The remaining $350,000 was reissued as 700,000 shares of common stock at $0.50 per share.

Subsequent to September 30, 2002, the Company passed a Board of Directors' Resolution to formally terminate the Finance Agreement (Note F) with Iwasaka Investments, Ltd. due to the non-compliance by the lender under the terms of the agreement. The Company believes that the termination of this agreement will have no adverse effect on the operations of the Company.

The Company issued 4,000 shares of its common stock for various services provided during the first quarter 2002.

The Company issued 6,125 shares of its common stock for various services provided during the second quarter 2002.

The Company issued 40,730 shares of its common stock for cash during the second quarter 2002 through private placements to individual foreign investors.

The Company issued 53,845 shares of its common stock in the second quarter 2002 as part of payment under the terms of a software purchase agreement entered into by the Company.

The Company issued 24,375 shares of its common stock for cash in the current quarter through private placements to individual foreign investors.

The Company expects that its existing cash resources and cash flow generated from operations will be sufficient to meet its operating requirements and ordinary capital expenditure needs during the next twelve months. However, the Company will continue to seek additional sources of capital for expansion and possible acquisitions through private placements of equity securities. Such sources of capital may, however, not be available to the Company at agreeable interest rates or at all.

Item 3.  Controls and Procedures
         -----------------------

         Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings
         -----------------

                None

Item 2.  Changes in Securities
         ---------------------

         The Company in the current quarter issued 24,375 shares of common stock for cash in the current quarter through private placements to individual investors overseas. These securities were issued under the exemption provided by
Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

a.       Exhibits

              99-1 - CEO Certification
              99-2 - CFO Certification

b.       Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

OTHER ITEMS

         There were no other items to be reported under Part II of this report.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Innovative Software Technologies, Inc.

Date:   October 30, 2002     /s/ Douglas S. Hackett
                             ---------------------------------------------------
                                 Douglas S. Hackett
                                 President, Chief Executive Officer and Director

                             /s/ Linda W. Haslem
                             ---------------------------------------------------
                                 Linda W. Haslem
                                 Chief Financial Officer