Form 10KSB
period 2002-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2003-05-14
CIK 1084047

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                                   -----------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period
                  from  ____________  to  ____________

                       Commission File Number 000-1084047

                                  ------------

                     Innovative Software Technologies, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          California                                           95-4691878
-------------------------------                             -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

         5072 North 300 West
              Provo, UT                                          84604
----------------------------------------                       ----------
(Address of Principal Executive Offices)                       (Zip Code)

   204 NW Platte Valley Drive
          Riverside, MO                                          64150
------------------------------                                 ----------
(Previous Address of Principal                                 (Zip Code)
     Executive  Offices)

                                 (801) 371-0755
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of May 14, 2003 was approximately $3,731,496. The registrant had issued and outstanding 53,297,958 shares of its common stock on May 14, 2003.


                     Innovative Software Technologies, Inc.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002
PART I
     ITEM 1.      DESCRIPTION OF BUSINESS........................................................................1
     ITEM 2.      PROPERTIES.....................................................................................9
     ITEM 3.      LEGAL PROCEEDINGS.............................................................................10
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................10

PART II
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS...................................................................10
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...........................................................12
     ITEM 7.      FINANCIAL STATEMENTS..........................................................................18
                  REPORT OF INDEPENDENT ACCOUNTANTS.............................................................21
                  CONSOLIDATED BALANCE SHEETS...................................................................22
                  CONSOLIDATED STATEMENTS OF OPERATIONS.........................................................23
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY...............................................24(a)-24(b)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME...............................................25
                  CONSOLIDATED STATEMENTS OF CASH FLOWS.........................................................26
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................................27
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE........................................................38

PART III
     ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS
                  AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT...........................................................................38
     ITEM 10.     EXECUTIVE COMPENSATION........................................................................40
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT....................................................................................40
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................41
     ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K.......................................................................42
     ITEM 14.     CONTROL AND PROCEDURES........................................................................42
                  SIGNATURES....................................................................................42
                  EXHIBIT INDEX.................................................................................42

                                     PART I
                                     ------

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

ITEM  1.  DESCRIPTION OF BUSINESS

       Innovative   Software   Technologies,   Inc.   (the   "Company"   or  the
"Innovative"), operating in one business segment, is a software company specializing in small business and financial eLearning tools and consulting services. The Company's main products are The Financial Toolkit 1.0, an integrated financial services and education program; EMS, a turnkey web builder, e-commerce solution and data management system targeted to small businesses, Skills in Demand, consisting of eLearning courses that cater to small business owners and entreprenuers, and eTaxNet, a provider of online tax and consulting services. In addition, the Company offers, for most of its software and learning products, technical support and coaching services.

       The Company's management combines its expertise in the field of direct marketing, software, coaching and sales management to small businesses and consumers. The combination of marketing and technological support offers clients complete end-to-end business services solutions designed to fit their ebusiness transactional technology needs.

GENERAL DEVELOPMENT OF BUSINESS

         Innovative Software Technologies, Inc., a California Corporation, was incorporated on May 27, 1998. The Company was a development stage company, engaged in the business of specialty software sales on the Internet. The Company's plan was to develop an Internet web site and offer discount sales of specialty business to business software to businesses with after market support by local support teams of computer and software technicians and personnel.

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

         Effective on December 31, 2001, the Company purchased all of the outstanding shares of Energy Professional Marketing Group, Inc. (EPMG), a technology marketing company specializing in technology sales and product fulfillment for outside vendors and database marketing, based in Provo, Utah. In connection with the acquisition, the Company issued 1,500,000 shares of Series A preferred stock, having a stated value of $1 per share, and 3,529,412 shares of common stock, having an aggregate market price of $12,000,000 on the closing date. Fifty percent of the Innovative common stock issued in this transaction has been placed in escrow and will be released upon the Company's achievement of three performance milestones related to future sales levels. The acquisition described above was accounted for as a purchase transaction, and, accordingly, the results of operations and financial condition of the acquired company are included in Innovative's consolidated statements only after the date of acquisition.


Products and Services
---------------------

Enterprise Management System (EMS) - EMS provides small businesses with an integrated website and backend business management solution. This product empowers business owners to manage, control, automate, and regulate all business related operations. It also assists in organizing and tracking workflow, processes and order procurement. It also provides a website builder, email marketing tool, and accounting system. We also provide the same system tailored to real estate professionals which contains tools to post properties for sale, amortization calculators and sample contracts.

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

Skills in Demand - Skills in Demand delivers e-learning certification courses catering to small businesses, Information Systems and Internet professionals. The eLearning software products offer a wide range of interactive self-study courses to meet the training and pre-certification needs at affordable prices on the Internet. The courses enhance the careers of technical professionals including PC technicians, network engineers, administrators, and IT managers as well as supply training to small businesses and their respective personnel.

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

Software Coaching Platforms - The Company sold $875,000 and $728,000 of software platforms developed by the Chief Executive Officer for the year ended December 31, 2002 and 2001, respectively. The Company received common and preferred securities in exchange for the software platforms. The Company wrote-down these investment securities during the second half of 2002. The Company does not anticipate selling any additional software platforms. See Note C in the accompanying consolidated financial statements included in this Company's Form 10-KSB for the fiscal year ended December 31, 2002.

Business Strategies
-------------------

Growth of Software and Coaching/Training Services
-------------------------------------------------

Internal Growth - The Company believes that it can achieve internal growth, principally from the result of consolidating all of its administrative and accounting functions to Utah in an effort to improve its fulfillment and shipping operations and improve corporate responsiveness. This will enable the Utah office to greatly improve its ability to service its customers. In addition, our Missouri operation will be able to concentrate solely on its sales and marketing efforts. Also, in 2003, the Company plans on utilizing its training center in Utah to assist its customers in maintaining and expanding their Internet presence. We believe that through consumer education and enhanced customer service, we can increase customer participation and generate significant internal growth.

Increasing productivity and efficiency - We have reduced the total operating expenses of our Company by implementing centralized financial controls. In addition, we are continually implementing programs to take advantage of certain economies of scale in such areas as the purchasing of equipment, supplies, data processing, employee benefits, insurance, communications, and sales lead generation. We train our sales associates to emphasize customer service and improved sales on add-on and ancillary products and services.

Acquisitions - The Company has seen sales increase significantly over the past fiscal year ended December 31, 2002. The primary reason for this growth can be attributed to the acquisition of EPMG as of December 31, 2001. The Company will continue to explore potential acquisitions when we can do so on advantageous terms. In evaluating potential acquisitions, we will consider the potential for operating cost reductions, revenue growth through existing sales personnel and managerial efficiencies, and other relevant factors.

As consideration for future acquisitions, we intend to continue to use combinations of common and preferred stock and cash. The consideration for each future acquisition will vary on a case-by-case basis depending on our financial interests, the historical operating results of the acquisition target, and the growth potential of the business to be acquired. We expect to finance future acquisitions through funds provided by operations and the issuance of common and preferred stock.

Competitive Business Conditions
-------------------------------

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

Government Regulation
---------------------

         The products we provide over the Internet are subject to federal, state and local laws and regulations governing the conduct of e-commerce and use of the Internet. E-commerce is new and rapidly changing, and government regulations relating to the Internet and e-commerce are still evolving. Currently, there are few laws and regulations directly applicable to access of the Internet or conduct of e-commerce on the Internet. However, due to the increasing popularity and use of the Internet and on-line services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet and online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Additionally, the rapid growth of e-commerce may trigger the development of tougher consumer protection laws. The adoption of such laws and regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our products and could otherwise have a material adverse effect on our business.

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

Research and Development
------------------------

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

Insurance
---------

We maintain various insurance coverages for our assets and operations. These coverages include general liability, property and workers' compensation insurance. We maintain coverage in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate with an umbrella policy, which provides coverage up to $5,000,000. We also maintain workers compensation policies in every state in which we operate. Nevertheless, there can be no assurance that our insurance will provide sufficient coverage in the event of a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of significant magnitude could have a material adverse effect on our business and results of operations.

U.S. Based Business
-------------------

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

Employees
---------

         As of May 14, 2003, Innovative and its subsidiaries employed a total of 163 persons. Depending on timing and cash flow from operations, we intend to hire up to 30 new sales and marketing personnel and 20 coaching/mentoring personnel over the next twelve months. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.


FACTORS THAT MAY AFFECT FUTURE RESULTS


Risks Related to Our Business
-----------------------------

Our Success Will Be Dependent In Part On Our Ability To Develop Strategic Relationships With Other Businesses.
--------------------------------------------------------------------------------
         One of our primary goals is to increase market awareness and market penetration of our products. Because of our limited financial resources and marketing and sales personnel, this will likely require us to form strategic marketing and sales relationships with one or more companies whose resources can be used to supplement and expand our own, with such entities either acting as distributors or resellers of our products, or including our products as complements to or components of their own product offerings.

Our Quarterly Operating Results May Fluctuate.
--------------------------------------------------------------------------------
         Based on our business and industry, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

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

As a Technology Based Company, We are in an Intensely Competitive Industry.
--------------------------------------------------------------------------------
         The Internet and e-commerce industries are highly competitive, and have few barriers to entry. Although there are few competitors who offer the same or similar services of the type we offer, we can provide no assurance that additional competitors will not enter markets that we intend to serve.

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

         o    our competitors' ability to gain market control,

         o    the success of our marketing efforts,

         o    acquisitions of companies with new technology,

         o    using current relations to extend all business sales and marketing

Our Business is Expanding Rapidly and If We Are not Able to Effectively Manage the Growth of our Operations, Our Business Prospects May Suffer.
--------------------------------------------------------------------------------
         Since the merger with Hackett Media, Inc. on April 16, 2001, and EPMG, Inc. on December 31, 2001, we have expanded our operations over a short period of time. Our rapid growth has placed a substantial strain on our management, operational and financial resources and systems. Our growth strategy depends on our ability to expand and improve our sales, marketing and services organization, our technology operations and our corporate and administrative organizations. Our future success will depend upon on our ability to implement, improve and effectively utilize our operational, management, marketing and financial resources and systems, and train and manage our employees. In addition, as our operations grow we will be required to continue to attract, retain and motivate qualified personnel. We cannot guarantee our management team will be able to effectively manage the growth of our operations or that our systems, procedures, personnel and controls will be adequate to support our expanding operations.

We May Not Be Able to Integrate Businesses We Acquire and Achieve Operating Efficiencies.
--------------------------------------------------------------------------------
         If we acquire new businesses, we may not be able to successfully operate and integrate the acquired businesses. Our strategy is to achieve economies of scale and brand name recognition in part through acquisitions that increase our size. We cannot give assurance that we will be able to acquire businesses or that our efforts to integrate acquired operations will be effective or that we will realize expected results. Our failures to achieve any of these results could have a material adverse effect on our business and results of operations.

We Depend on Certain Key Employees.
--------------------------------------------------------------------------------
         Our future performance will depend significantly on the continued service and performance of our key executives and officers, Shane D. Hackett, Ethan A. Willis and James R. Garn. The loss of the services of any of these individuals could seriously impair our ability to operate our business, compete in our industry and improve our tools and services.

--------------------------------------------------------------------------------
We Must Continue to Attract, Train, Motivate and Retain Qualified Personnel.

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

Because Our Products Rely on Technology That We Own, Our Business Will Suffer If We Fail to Protect Our Intellectual Property Rights to That Technology Against Infringement by Competitors.
--------------------------------------------------------------------------------
         To protect our intellectual property rights, we rely on a combination of copyright and trade secret laws and restrictions on disclosure. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our technology and solutions. Monitoring unauthorized use of our solutions is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary results as fully as in the United States. If we fail to protect our intellectual property from infringement, other companies may use our intellectual property to offer competitive products at lower prices. If we fail to compete effectively against these companies, we could lose customers and experience a decline in sales of our solutions and revenues.

Efforts to Protect our Intellectual Property or Our Misuse of the Intellectual Property of Others May Cause us to Become Involved in Costly and Lengthy Litigation.
--------------------------------------------------------------------------------
         Although we are not currently involved in any intellectual property litigation, we may become party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement by us of the intellectual property of others. These claims and any resulting litigation could subject us to significant liability or invalidate our ownership rights in the technology used in our solutions. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of our time and money and would divert management time and attention away from our core business.

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

The Volatility of Our Securities Prices May Increase.
--------------------------------------------------------------------------------
         The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

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

Risks Related to Our Industry
-----------------------------

We Are Dependent on Continued Growth in Internet Use and Infrastructure.
--------------------------------------------------------------------------------
         One important aspect of our business relates to the ability of our company to generate potential sales leads through the Internet. Another important aspect of our business relates to specific aspects of our products related to the Internet. Despite significant increases in Internet use, many organizations have been reluctant to incorporate the Internet into their businesses or activities for a number of reasons, including:

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

We Must Develop, Produce and Establish New Products and Services That Keep Up With Rapid Technological Change.
--------------------------------------------------------------------------------
         The market for Internet services and business-to-business e-commerce is characterized by rapid technological changes, frequent software changes, frequent new products and service introductions and evolving industry standards. The introduction of services embodying new processes and technologies and the emergence of new industry standards can rapidly render existing services obsolete and unmarketable. Our success in adjusting to rapid technological change will depend on our ability to:

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

ITEM 2.  PROPERTIES

         In February 2003, the Company relocated its corporate headquarters to 5072 North 300 West, Provo, UT 84604. This was done to consolidate all administrative and accounting functions to a centralized location and to improve fulfillment and shipping operations as well as corporate responsiveness. Our previous corporate headquarters will function as a satellite sales and product development office and is located at 204 NW Platte Valley Drive, Riverside, MO 64150, where we lease an aggregate of 3,842 square feet. The lease commenced in March 2002 and expires February 2005. The Company believes that this property is suitable for our immediate needs, however, as the Company grows there will be a need for a larger facility. The Company's former facility was located at 112 Northwest Parkway, Riverside, MO 64150.

         EPMG relocated to a newer, larger facility in 2002 located at 5072 North 300 West, Provo, UT 84604, where they leased two separate spaces (1st and 2nd floor) within this facility amounting to an aggregate of approximately 13,357 square feet. The 2nd floor space, which comprises approximately 8,000 square feet, commenced May 2002 and expires April 30, 2005. The 1st floor space, which comprises approximately 5,357 square feet, commenced September 2002 and expires August 2005. The Company currently subleases the first floor space to a third party. We believe that as the Company grows there will be a need for additional space. Our former facility was located at 1160 S. State Street, Orem, UT 84097-7160.

         Subsequent to December 31, 2002, we extended the term of our lease at 5072 North 300 West, Provo, UT 84604 (2nd floor) for one additional year or until April 30, 2006. In addition, we increased the amount of their rentable office space by 700 square feet, which is currently subleased to a related entity, Education Success Institute, Inc. (ESI) for $700 per month. ESI is owned and operated by two directors of the Company (Ethan Andrew Willis and James Randolph Garn).

         In addition, the Company entered into an operating lease for certain office space at 625 South State Street, Orem, UT 84058. The Company leased an aggregate of 3,000 square feet with a term of January 1, 2003 to December 31, 2003. The leased office space is to be utilized by the Company's coaching/mentoring staff members. This operating lease was subsequently amended in March 2003 to increase the number of rentable square feet to 4,000 square feet with all other terms of the lease remaining unchanged.


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II
                                     -------

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

         The following table sets forth, for the quarters indicated, the high and low sales price per share for the Company's common stock, as reported by the OTC Bulletin Board:

                                                                   High     Low
                                                                   ----     ---
Year Ending December 31, 2001:
                  First Quarter...............................    $ 1.65   0.61
                  Second Quarter .............................      3.25   2.33
                  Third Quarter ..............................      4.42   3.55
                  Fourth Quarter .............................      4.75   2.75
Year Ending December 31, 2002:
                  First Quarter...............................    $ 3.75   3.19
                  Second Quarter .............................      3.92   0.92
                  Third Quarter ..............................      1.00   0.12
                  Fourth Quarter .............................      0.18   0.07

The closing price for the common stock on May 14, 2003 was $0.11 per share.

The Company's Board of Directors authorized a three-for-one stock split on July 11, 2001. This was effected on August 10, 2001 to stockholders of record on July 31, 2001. We have restated all share and per share amounts referred to in the financial statements, notes, and above table to reflect this stock split.

HOLDERS

         As of May 14, 2003, the Company had 1,270 holders of record of its common stock.

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

         The holders of the shares of Series A Preferred shall be entitled to receive dividends at the rate of 4% per annum of the liquidation preference per share payable yearly in fully paid and non-assessable shares of the
Corporation's common stock. The number of shares of common stock to be distributed as a dividend will be calculated by dividing such payment by 95% of the Market Price on the first five trading days after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date.

         The holders of the shares of Series B Preferred shall be entitled to receive dividends at the rate of 4% per annum of the liquidation preference per share payable yearly in fully paid and non-assessable shares of the
Corporation's common stock. The number of shares of common stock to be distributed as a dividend will be calculated by dividing such payment by 100% of the Market Price on the first five trading days after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date.

RECENT SALES OF UNREGISTERED SECURITIES


Two directors of the Company converted 199,500 shares of Series A preferred stock to 3,000,000 shares of common stock during the fourth quarter 2002. The Series A preferred stock is convertible to the Company's common stock at 95% of the fair market value of the common stock at the date of conversion. The Market Price of the Company's common stock on the date of conversion was $0.07.

The Company issued 558,356 shares of its common stock as a Series A preferred stock dividend during the fourth quarter 2002. The holders of the shares of Series A Preferred received dividends at the rate of 4% per annum payable in shares of the Company's common stock. The number of shares of common stock distributed as a dividend was calculated by dividing such payment by 95% of the Market Price on the average of the first five trading days after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date.

The Company issued 72,494 shares of its common stock as a Series B preferred stock dividend during the fourth quarter 2002. The holders of the shares of Series B Preferred received dividends at the rate of 4% per annum payable in shares of the Company's common stock. The number of shares of common stock distributed as a dividend was calculated by dividing such payment by 100% of the Market Price on the average of the first five trading days after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The following discussion reviews the Company's operations for the two years ended December 31, 2002 and 2001, and should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

The following discussion includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Part 1 of this report.

Plan of Operation
-----------------

The Company believes that it can achieve internal growth, principally from the result of consolidating all of its administrative and accounting functions to Utah in an effort to improve its fulfillment and shipping operations and improve corporate responsiveness. This will enable the Utah office to greatly improve its ability to service its customers. In addition, our Missouri operation will be able to concentrate solely on its sales and marketing efforts. Also, in 2003, the Company plans on utilizing its training center in Utah to assist its customers in maintaining and expanding their Internet presence. We believe that through consumer education and enhanced customer service, we can increase customer participation and generate significant internal growth.

We have reduced the total operating expenses of our Company by implementing centralized financial controls. In addition, we are continually implementing programs to take advantage of certain economies of scale in such areas as the
purchasing  of  equipment,   supplies,   data  processing,   employee  benefits,
insurance, communications, and sales lead generation. We train our sales associates to emphasize customer service and improved sales on add-on and ancillary products and services.

The Company has seen sales increase significantly over the past fiscal year ended December 31, 2002. The Company will continue to explore potential acquisitions when we can do so on advantageous terms. In evaluating potential acquisitions, we will consider the potential for operating cost reductions, revenue growth through existing sales personnel and managerial efficiencies, and other relevant factors.

As consideration for future acquisitions, we intend to continue to use combinations of common and preferred stock and cash. The consideration for each future acquisition will vary on a case-by-case basis depending on our financial interests, the historical operating results of the acquisition target, and the growth potential of the business to be acquired. We expect to finance future acquisitions through funds provided by operations and the issuance of common and preferred stock.

The Company's plan of operation for the next twelve months is to continue to grow the combined entity. Also, depending on timing and cash flow from operations, we intend to hire up to 30 new sales and marketing personnel and 20 coaching/mentoring personnel over the next twelve months. The company expects that its existing cash resources and cash generated from operations will be sufficient to meet its operating requirements and ordinary capital spending needs for the next twelve months. However, the Company will continue to seek additional sources of capital for expansion and possible acquisitions through private placements of equity securities.

When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-KSB.


Critical Accounting Policies
----------------------------

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note B in the accompanying consolidated financial statements included in this Company's Form 10-KSB for the fiscal year ended December 31, 2002.

Goodwill and Intangible Assets
------------------------------

As discussed in Note A in the accompanying consolidated financial statements, the Company, on December 31, 2001, purchased all of the outstanding shares of Energy Professional Marketing Group Inc. (EPMG) for $13.5 million in Innovative's common and Series A preferred stock.

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

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

During 2002, the trading price of the Company's stock declined significantly, raising questions about whether the fair value of goodwill exceeds its carrying amount. An evaluation of the carrying amount of goodwill was conducted during the 4th quarter 2002, which included an evaluation of whether the decline in the trading price of the Company's stock is other than temporary. The Company determined that the decline in its trading price was other than temporary and subsequent to December 31, 2002, engaged an independent valuation firm to perform a valuation of the Company. This resulted in a write-down in goodwill by the Company of $12,461,246 as of December 31, 2002.

Investment securities
---------------------

Investment securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company employs a methodology in evaluating whether a decline in fair value below cost basis is other than temporary that considers available evidence regarding its investment securities. In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends, and; the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of investment securities in the Company's portfolio, if, among other things, relevant information related to the Company's investment securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment during the 2002. As discussed in Note C to the accompanying financial statements, the Company wrote-down the value of investment securities by $1,629,250. Included in this write-down of investment securities was $875,000 representing preferred shares acquired in the 3rd quarter 2002 as of December 31, 2002. The new cost basis in the investment securities written-down, as of December 31, 2002, is $0.

With any accounting policy that applies judgments and estimates, actual results could significantly differ from those estimates.


Results of Operations for the Year Ended December 31, 2002 compared to Year Ended December 31, 2001
--------------------------------------------------------------------------------

Sales
-----

Sales for the years ended December 31, 2002 and 2001 were $14,778,814 and $1,018,278, respectively, which represents a significant increase from the prior period. The Company's principal source of revenue for the year ended December 31, 2002 consisted of product and service sales. The main reason for the increase in product sales can be attributed to the acquisition of EPMG as of December 31, 2001 and their ability to attract and retain quality sales associates. This wholly-owned subsidiary of the Company accounted for $11,904,851 in sales of existing products and services for the year ended December 31, 2002. The remaining revenue for the year ended December 31, 2002 resulted from sales of products and services as well as the sale of one coaching software platform from the Company's operations in Riverside, MO. Sales of products and services and the sale of the coaching software platform amounted to $13,903,814 and $875,000, respectively, for the year ended December 31, 2002. Coaching platform sales in 2002 consisted of the sale of the Business Development Series, e-learning content and software, to Knowledge Transfer Systems, Inc. in exchange for 875,000 Knowledge Transfer Systems, Inc. preferred shares with a stated value of $1.00 per share. The President and Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which was the parent company of Knowledge Transfer Systems, Inc. At the time of this sale transaction of the Business Development Series to Knowledge Transfer Systems, Inc. for 875,000 Knowledge Transfer Systems, Inc. preferred shares, there was no related party relationship between the companies and/or the officers and directors of the companies.

The Company's principal source of revenue for the year ended December 31, 2001 consisted of primarily product and eService platform sales. Sales of product and coaching software platforms amounted to $290,278 and $728,000, respectively, for the year ended December 31, 2001. Coaching platform sales in 2001 consisted of sales to NowSeven.com, Inc., Ziabon, Inc., SF Acquisition Corp., Inc., and Ishopper Internet Services, Inc. in exchange for investment securities amounting to $308,000, $133,000, $147,000, and $140,000, respectively. The President and
Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which is the parent company of the above wholly owned subsidiaries listed above. The continued sale of eService software platforms will not be as significant in future periods as the Company continues to concentrate on its core business of selling software and coaching products.

Cost of Sales
-------------

     Cost of sales for the years ended December 31, 2002 and 2001 was $5,594,234 and $138,835, respectively. Cost of sales for the year ended December 31, 2002 represented costs associated with the generation of sales leads and the providing of coaching services to customers that purchase the Company's products. The main reason for the increase in cost of sales can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary accounted for $5,020,111 in cost of sales of existing products and coaching services for the year ended December 31, 2002. The remaining cost of sales for the year ended December 31, 2002 resulted from costs associated with sales of products and services generated from the Company's operations in Riverside, MO.

General and Administrative
--------------------------

     General and administrative expenses for the years ended December 31, 2002 and 2001 were $4,509,291 and $699,501, respectively. The Company's general and administration expenses during 2002 and 2001 consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company for the year ended December 31, 2002. The main reason for the increase in general and administrative costs can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary accounted for $3,573,578 in general and administrative expenses for the year ended December 31, 2002. The remaining general and administrative costs for the year ended December 31, 2002 resulted from general and administrative costs generated from the Company's operations in Kansas City, MO.


Selling
-------

Selling expenses for the years ended December 31, 2002 and 2001 were $3,307,000 and $173,707, respectively. These costs consisted primarily of marketing and advertising expenses associated with key products and commissions paid to sales representatives. The advertising and marketing expenses within the current period consisted primarily of expenses related to Internet marketing. The main reason for the increase in selling costs can be attributed to the acquisition of EPMG as of December 31, 2001. This wholly-owned subsidiary accounted for $2,601,782 in sales commissions and advertising for the year ended December 31, 2002. The remaining selling costs for the year ended December 31, 2002 resulted from Internet marketing and sales commission costs generated from the Company's operations in Kansas City, MO.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $122,257 and $10,398, respectively. Depreciation and amortization expense increased primarily as a result of the additions of computer equipment, capitalized software, furniture and fixtures, and leasehold improvements during 2002.

Loss on investment securities
-----------------------------

As discussed in Note C to the accompanying consolidated financial statements, the decline in market value of Knowledge Transfer Systems, Inc. and Ensurge, Inc. preferred and common stock was the primary reason for the reduction in carrying value on these securities. This reduction in carrying value was considered other than temporary and resulted in a loss on investment of $1,629,250 for the year ended December 31, 2002.

Loss on impairment of goodwill
------------------------------

As discussed in Note B to the accompanying consolidated financial statements, during 2002, the trading price of the Company's stock declined significantly, raising questions about whether the fair value of goodwill exceeds its carrying amount. An evaluation of the carrying amount of goodwill was conducted during the 4th quarter 2002, which included an evaluation of whether the decline in the trading price of the Company's stock is other than temporary. The Company determined that the decline in its trading price was other than temporary and subsequent to December 31, 2002, engaged an independent valuation firm to perform a valuation of the Company. This resulted in a write-down in goodwill by the Company of $12,461,246 as of December 31, 2002.

Non-recurring Expenses
----------------------

Non-recurring expense for the years ended December 31, 2002 and 2001 was $169,578 and $0, respectively. Non-recurring expense for the year ended December 31, 2002 represented back wages due to EPMG's employees. This cost resulted from an examination of the Company's labor practices by the United States Department of Labor. The period of examination covered the Company's operations from May 2000 to May 2002.

Taxes
-----

      The Company recorded a tax expense from continued operations of $0 and $2,534 for the years ended December 31, 2002 and 2001, respectively. The tax expense in 2001 reflects the recording of federal and state taxes at a rate of 21%. The federal rate of 15% was utilized based upon the level of earnings the Company achieved in 2001. The Company's effective tax rate of 40% in 2001 is due, in part, to operating losses through April 16, 2001 for which no tax benefit was associated due to "S" corporation status of the Company through that date.

Liquidity and capital resources
-------------------------------

         At December 31, 2002, cash was $1,338,345, an increase of $1,056,038 from December 31, 2001. Cash provided by operations was $1,170,709 for the year ended December 31, 2002. The primary reason for the positive operating cash for the year ended December 31, 2002, can be attributed to the Company's higher sales volume of existing products during 2002. The acquisition of EPMG as of December 31, 2001, has had a significant impact on sales in 2002, which consequently positively increased cash from operating activities. The Company received proceeds from a line of credit facility during 2002 amounting to $50,000. In addition, the Company entered into four term loans in 2002 amounting to $81,217 to purchase vehicles and equipment. Also, during the current quarter, the Company received proceeds of $74,143 from a loan facility with a financial institution for equipment purchases associated with the Company's move of its offices in Utah. Stockholders' equity amounts to $2,110,000 as of December 31, 2002.

         Finance agreement - The Company was financed, during 2001, primarily through a Finance Agreement of convertible debt and securities. The Finance Agreement called for financing of up to $2.5 million of which $1 million would be received in increments in 2001, if necessary, and the remaining $1.5 million would be received based upon the Company's performance, as defined in the agreement. As of December 31, 2001, $700,000 of the initial $1 million investment was received by the Company. These proceeds were converted to equity securities during 2001. No amounts were advanced to the Company in 2002. In addition, during 2001, all of the common shares issued in connection with the Finance Agreement above were reissued as Series A preferred shares and common shares as follows: Of the initial $700,000 invested in 2001, $350,000 was converted to Series A preferred shares at a stated value of $1 per share. The remaining $350,000 was reissued as 700,000 shares of common stock at $0.50 per share. During the 4th quarter 2002, the Company passed a Board of Directors' Resolution to formally terminate the Finance Agreement (Note G in the accompanying consolidated financial statements) with Iwasaka Investments, Ltd. due to the non-compliance by the lender under the terms of the agreement. The Company believes that the termination of this agreement will have no adverse effect on the operations of the Company.

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

         Issuance of common stock - The Company issued 24,375 shares of its common stock in the third quarter 2002 through private placements to individual foreign investors.

         Issuance of common stock - The Company issued 76,960 and 23,169 shares of its common stock in the fourth quarter 2002 through private placements to individual foreign investors.

         Issuance of Series B preferred stock - The Company issued 80,000 shares of its Series B preferred stock to certain directors of the Company as compensation at a stated value of $1.00 per share in the fourth quarter 2002.

         Issuance of common stock for software - The Company issued 53,845 shares of its common stock in the second quarter 2002 as part of payment under the terms of a software purchase agreement entered into by the Company. The agreement stipulates that the Company receives business management software for both the Internet and real estate markets as well as hosting and maintenance services.

         Stock issued for services - The Company issued 4,000 shares of its common stock at a fair market value of $3.55 per share in the first quarter 2002. In addition, the Company issued 6,125 shares of its common stock during the second quarter 2002 at fair market value of $3.37 per share.

         Stock issued for services - The Company issued 291,250 and 5,000 shares of its common stock at a fair market value of $0.075 per share in the fourth quarter 2002. In addition, the Company issued 39,702 shares of its common stock during the fourth quarter 2002 at an average fair market value of $0.121 per share.

         Conversion of Series A Preferred Stock - Two directors of the Company converted 199,500 shares of Series A preferred stock to 3,000,000 shares of common stock during the fourth quarter 2002. The Series A preferred stock is convertible to the Company's common stock at 95% of the fair market value of the common stock at the date of conversion. The Market Price of the Company's common stock on the date of conversion was $0.07.

         Series A Preferred Stock Dividend - The Company issued 558,356 shares of its common stock as a Series A preferred stock dividend during the fourth quarter 2002. The holders of the shares of Series A Preferred received dividends at the rate of 4% per annum payable in shares of the Company's common stock. The number of shares of common stock distributed as a dividend was calculated by dividing such payment by 95% of the Market Price on the average of the first five trading days after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date.

         Series B Preferred Stock Dividend - The Company issued 72,494 shares of its common stock as a Series B preferred stock dividend during the fourth quarter 2002. The holders of the shares of Series B Preferred received dividends at the rate of 4% per annum payable in shares of the Company's common stock. The number of shares of common stock distributed as a dividend was calculated by dividing such payment by 100% of the Market Price on the average of the first five trading days after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date.

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


ITEM 7.  FINANCIAL STATEMENTS

         The following  constitutes a list of Financial  Statements  included in
Part II of this Report beginning at page 19 of this Report:

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.


                                       -:-

                          INDEPENDENT AUDITORS' REPORT


                           DECEMBER 31, 2002 AND 2001

                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----

Independent Auditors' Report................................................21

Consolidated Balance Sheets as of December 31, 2002 and 2001................22

Consolidated Statements of Operations for the
Years Ended December 31, 2002 and 2001......................................23

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2002 and 2001......................................24

Consolidated Statements of Comprehensive Income for the
Years Ended December 31, 2002 and 2001......................................25

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2002 and 2001......................................26

Notes to Consolidated Financial Statements..................................27

--------------------------------------------------------------------------------
Robison, Hill & Co.                                 Certified Public Accountants
A PROFESSIONAL CORPORATION
                                                    Brent M. Davies, CPA
                                                    David O. Seal, CPA
                                                    W. Dale Westenskow, CPA
                                                    Barry D. Loveless, CPA


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Innovative Software Technologies, Inc.

         We have audited the accompanying consolidated balance sheet of Innovative Software Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, cash flows, and comprehensive income (loss) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


..                                            Sincerely,

                                             /s/ Robison, Hill & Co.
                                             --------------------------------
                                                 Certified Public Accountants

Salt Lake City, Utah
April 29, 2003


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,     December 31,
                                                                                         2002             200
                                                                                     ------------    ------------

                                     ASSETS
Current Assets
     Cash.........................................................................   $  1,338,345    $    282,307
     Accounts receivable, net of allowance for doubtful accounts
     of $0 and $4,000, respectively ..............................................         14,700          49,392
     Other receivables ...........................................................         59,772           2,543
     Investment securities  - available for sale .................................           --           549,896
     Prepaid expenses ............................................................         67,179           6,571
     Other current assets ........................................................        706,486          23,810
     Deferred income tax asset ...................................................           --               812
                                                                                     ------------    ------------
         Total Current Assets ....................................................      2,186,482         915,331
                                                                                     ------------    ------------
Property and Equipment, Net ......................................................        379,349          61,512
                                                                                     ------------    ------------
Other Assets
     Goodwill ....................................................................      1,088,686      13,549,932
     Deposit .....................................................................         48,698           4,491
     Deferred income tax asset - non-current .....................................           --             2,908
                                                                                     ------------    ------------
         Total Other Assets ......................................................      1,137,384      13,557,331
                                                                                     ------------    ------------

Total Assets .....................................................................   $  3,703,215    $ 14,534,174
                                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Note payable - Line of credit ...............................................   $     40,660    $       --
     Current maturities of long-term debt ........................................         44,274            --
     Accounts payable and accrued expenses .......................................        861,366         156,014
     Deferred revenue ............................................................        256,148            --
     Other current liabilities ...................................................         83,278            --
     Reserve for sales returns and allowances ....................................        220,266         100,000
                                                                                     ------------    ------------
         Total Current Liabilities ...............................................      1,505,992         256,014
                                                                                     ------------    ------------

Long-term debt, net of current maturities ........................................         87,223            --

Stockholders' Equity
     Preferred stock - no par; ...................................................     25,000,000          shares
       authorized Series A preferred
       stock; 1,650,500 shares issued and
       outstanding; $1.00 stated value ...........................................      1,650,500       1,850,000
       Series B preferred stock; 328,491 shares issued and
       outstanding; $1.00 stated value ...........................................        328,491         248,491
     Common stock - $0.001 par value; 100,000,000 shares authorized
       52,481,289 and 48,285,283 shares issued and outstanding, respectively .....         52,481          48,285
     Additional paid-in-capital ..................................................     13,119,719      12,626,679
     Accumulated other comprehensive loss ........................................           --          (204,354)
     Accumulated deficit .........................................................    (13,041,191)       (290,941)
                                                                                     ------------    ------------
Total Stockholders' Equity .......................................................      2,110,000      14,278,160
                                                                                     ------------    ------------
Total Liabilities and Stockholders' Equity .......................................   $  3,703,215    $ 14,534,174
                                                                                     ============    ============

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                     Innovative Software Technologies, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Years
                                                       Ended December 31,
                                                      2002            2001
                                                  ------------    ------------

Sales .......................................     $ 14,778,814    $  1,018,278

Cost of Sales ...............................        5,594,234         138,835
                                                  ------------    ------------

Gross Profit ................................        9,184,580         879,443
                                                  ------------    ------------

Operating Expenses
     Selling ................................        3,307,000         173,707
     General and administrative .............        4,509,291         699,501
     Loss on impairment of goodwill .........       12,461,246            --
     Loss on investment securities ..........        1,629,250            --
     Non-recurring expenses .................          169,578            --
                                                  ------------    ------------


     Total Operating Expenses ...............       22,076,365         873,208
                                                  ------------    ------------

Income (Loss) From Operations ...............      (12,891,785)          6,235
                                                  ------------    ------------

Other Income (Expense)
     Other income ...........................          238,333            --
     Interest expense .......................          (14,197)           --
                                                  ------------    ------------

     Total Other Income (Expense) ...........          224,136            --
                                                  ------------    ------------

Income (Loss) Before Income Taxes ...........      (12,667,649)          6,235
                                                  ------------    ------------

Income Taxes ................................             --             2,534
                                                  ------------    ------------



Net Income (Loss) ...........................     $(12,667,649)   $      3,701
                                                  ============    ============

Basic and Diluted Income (Loss) per Share....     $      (0.26)           0.00
                                                  ============    ============

Weighted Average Number of Common
 Shares Used in Per Share
 Calculation (basic and diluted) ............       48,944,102      45,919,099
                                                  ============    ============





                  The accompanying notes are an integral part of these consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

(split table)



                                               Preferred Stock Series A     Preferred Stock Series B            Common Stock
                                                Shares          Amount        Shares        Amount         Shares         Amount
                                             -----------     -----------   -----------    -----------    -----------    -----------
Balance at January 1, 2001                          --      $       --              --     $       --       14,531,071   $    4,359

Stock split 3-for-1                                 --              --              --             --       29,062,142       39,234

Issuance of common stock                            --              --              --             --        3,964,458        4,112

Issuance of common stock
   for services provided                            --              --              --             --          398,200          251

Issuance of Series A preferred stock
   under financing agreement                      50,000          50,000            --             --             --           --

Issuance of common and preferred
   stock in connection with
   acquisition of EMPG, Inc.                   1,500,000       1,500,000            --             --        3,529,412        3,529

Beneficial conversion rights of Series
   A preferred stock issued in connection
   with EMPG, Inc. acquisition-                     --              --              --             --             --           --

Series A preferred stock
  conversion from common                         300,000         300,000            --             --       (3,200,000)      (3,200)

Conversion of shareholder note
   payable to Series B preferred stock              --              --           248,491        248,491           --           --

Unrealized loss on investments                      --              --              --             --             --           --

Net income for the year ended
ended December 31, 2001                             --              --              --             --             --           --

                                             -----------     -----------   -----------    -----------    -----------    -----------
Balance - December 31, 2001                    1,850,000    $  1,850,002        48,491   $    248,491     48,285,283   $     48,285

Issuance of Common stock
   for services provided                            --              --            --             --            4,000              4

Issuance of Common stock                            --              --            --             --           40,730             41

Issuance of Common stock
   for services provided                            --              --            --             --            6,125              6

Issuance of Common Stock
   for software                                     --              --            --             --           53,845             54

Issuance of Common stock                            --              --            --             --           24,375             24

Issuance of Common Stock
   for services provided                            --              --            --             --          291,250            291

Conversion of Series A Preferred
    Stock to Common Stoc                        (199,500)       (199,500)         --             --        3,000,000          3,000

Issuance of Common stock
   for services provided                            --              --            --             --            5,000              5

Issuance of Common stock                            --              --            --             --           76,960             77

Issuance of Common stock                            --              --            --             --           23,169             23

Issuance of Common stock
   for services provided                            --              --            --             --           39,702             40


Series A Preferred Stock Dividend                   --              --            --             --           30,734             31

Series A Preferred Stock Dividend                   --              --            --             --          420,054            420

Series B Preferred Stock Dividend                   --              --            --             --           72,494             72

Issuance of Series B Preferred
   Stock for Executive Compensation                 --              --          80,000         80,000           --             --

Unrealized loss on investments                      --              --            --             --             --             --

Unrealized loss on investments
recognized in income due to
other than temporary impairment                     --              --            --             --             --             --

Net income for the year ended
ended December 31, 2002                             --              --            --             --             --             --
                                             -----------     -----------   -----------    -----------    -----------    -----------
Balance - December 31, 2002                    1,650,500       1,650,500       328,491        328,491     52,481,289         52,481
                                             ===========     ===========   ===========    ===========    ===========    ===========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                       24(a)


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

(split table continued)
                                                                                      Retained
                                                  Additional       Accum.          Earnings          Total
                                                    paid-in-      Comprehen-     (Accumulated    Stockholders'
                                                    capital       sive Loss        Deficit)         Equity
                                                  -----------     -----------     -----------     -----------


Balance at January 1, 2001                       $     59,753    $       --      $   (294,642)   $   (230,530)

Stock split 3-for-1                                   (39,234)           --              --              --

Issuance of common stock                              765,374            --              --           769,486

Issuance of common stock
   for services provided                               66,115            --              --            66,366

Issuance of Series A preferred stock
   under financing agreement                             --              --              --            50,000

Issuance of common and preferred
   stock in connection with
   acquisition of EMPG, Inc.                       11,996,471            --              --        13,500,000

Beneficial conversion rights of Series
   A preferred stock issued in connection
   with EMPG, Inc. acquisition-                        75,000            --              --            75,000

Series A preferred stock
  conversion from common                             (296,800)           --              --              --

Conversion of shareholder note
   payable to Series B preferred stock                   --              --              --           248,491

Unrealized loss on investments                           --          (204,354)           --          (204,354)

Net income for the year ended
ended December 31, 2001                                  --              --             3,701           3,701
                                                  -----------     -----------     -----------     -----------

Balance - December 31, 2001                      $ 12,626,679    $   (204,354)   $   (290,941)   $ 14,278,160

Issuance of Common stock
   for services provided                               14,196            --              --            14,200

Issuance of Common stock                               36,951            --              --            36,992

Issuance of Common stock
   for services provided                               20,644            --              --            20,650

Issuance of Common Stock
   for software                                        69,946            --              --            70,000

Issuance of Common stock                               23,219            --              --            23,243

Issuance of Common Stock
   for services provided                               21,553            --              --            21,844

Conversion of Series A Preferred
    Stock to Common Stoc                              196,500            --              --              --

Issuance of Common stock
   for services provided                                  370            --              --               375

Issuance of Common stock                               18,939            --              --            19,016

Issuance of Common stock                                3,992            --              --             4,015

Issuance of Common stock
   for services provided                                4,760            --             --              4,800


Series A Preferred Stock Dividend                       3,969            --            (4,000)           --

Series A Preferred Stock Dividend                      54,250            --           (54,670)           --

Series B Preferred Stock Dividend                       9,859            --            (9,932)           --

Issuance of Series B Preferred
   Stock for Executive Compensation                      --              --              --            80,000

Unrealized loss on investments                           --        (1,424,896)           --        (1,424,896)

Unrealized loss on investments
recognized in income due to
other than temporary impairment                          --         1,629,250            --         1,629,250

Net income for the year ended
ended December 31, 2002                                  --              --       (12,669,923)    (12,669,923)
                                                  -----------     -----------     -----------     -----------

Balance - December 31, 2002                        13,119,719            --       (13,043,465)      2,107,726
                                                  ===========     ===========     ===========     ===========


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                       24(b)

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                        For the Years
                                                       Ended December 31,
                                                      2002            2001
                                                 ------------    ------------
Net income/(loss) ............................   $(12,667,649)   $      3,701
Other comprehensive income/(loss), net of tax:
Unrealized loss on investments ...............           --          (204,354)
                                                 ------------    ------------


Other comprehensive income/(loss) ............   $       --      $   (204,354)
                                                 ------------    ------------

Comprehensive income/(loss) ..................    (12,667,649)       (200,653)
                                                 ============    ============























                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Year Ended
                                                                                  Ended December 31,
                                                                                2002             2001
                                                                            -------------    -----------
Cash Flows From Operating Activities
 Net (loss)/income........................................................  $ (12,667,649)   $     3,701
 Adjustments to reconcile net (loss)/income to net cash
 provided by  (used in) operating activities:
   Depreciation and amortization ..........................................       122,257         10,398
   Deferred income taxes, net .............................................         3,720         (3,720)
   Sale of software platform for investment securities ....................      (875,000)      (728,000)
   Write down of investment securities ....................................     1,629,250           --
   Provision for returns and allowances ...................................       120,266           --
   Write down on impairment of goodwill ...................................    12,461,246           --
   Non-cash expenses ......................................................       141,869         66,366
   Changes in operating assets and liabilities:
     Accounts receivable ..................................................        34,692        (47,934)
     Prepaid expenses .....................................................       (60,608)          --
     Other receivables ....................................................       (57,229)        (2,543)
     Other current assets .................................................      (682,676)       (23,810)
     Deposits .............................................................       (44,207)        (4,491)
     Accounts payable and accrued expenses ................................       705,352        103,376
     Other current liabilities ............................................        83,278           --
     Deferred revenue .....................................................       256,148           --
                                                                            -------------    -----------

   Net Cash Provided By/(Used In) Operating Activities ....................     1,170,709       (626,657)
                                                                            -------------    -----------

Net Cash Flows Provided By/(Used In) Investing Activities
   Acquisition of business, net of cash acquired ..........................          --          147,227
   Capital expenditures ...................................................      (370,094)       (42,716)
                                                                            -------------    -----------

Net Cash Provided By/(Used In) Investing Activities .......................      (370,094)       104,511
                                                                            -------------    -----------


Cash Flows From Financing Activities
   Issuance of common stock ...............................................        83,266        769,486
   Issuance of Series A preferred stock ...................................          --           50,000
   Proceeds from borrowings under line of credit ..........................        50,000           --
   Repayments on line of credit ...........................................        (9,340)          --
   Proceeds from borrowing under note payable .............................       155,360           --
   Repayments on notes payable ............................................       (23,863)          --
   Proceeds from borrowing under note payable to related party ............          --           35,503
   Payment on note payable to related party ...............................          --          (51,425)
                                                                            -------------    -----------

   Net Cash Provided by Financing Activities ..............................       255,423        803,565
                                                                            -------------    -----------

Net Increase in Cash ......................................................     1,056,038        281,419

Cash at Beginning of Period ...............................................       282,307            888
                                                                            -------------    -----------

Cash at End of Period.....................................................  $   1,338,345    $   282,307
                                                                            =============    ===========

Supplemental Cash Flow Information:
   Unrealized loss on investment securities available for sale............  $        --      $  (204,354)
                                                                            =============    ===========
   Issuance of common stock for services provided.........................  $      61,869    $    66,366
                                                                            =============    ===========
    Issuance of common stock for software.................................. $      70,000    $      --
                                                                            =============    ===========
   Issuance of Series B preferred stock for executive compensation........  $      80,000    $      --
                                                                            =============    ===========
   Conversion of Series A preferred stock for common stock................  $     199,500    $      --
                                                                            =============    ===========
   Series A & B preferred stock dividend for common stock.................  $      82,601    $      --
                                                                            =============    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  - COMPANY DESCRIPTION

         Innovative Software Technologies, Inc. (the "Company" or the "Innovative"), operating in one business segment, is a software company specializing in small business and financial eLearning tools and consulting services. The Company's main products are The Financial
         Toolkit 1.0, an integrated financial services and education program; EMS, a turnkey web builder, e-commerce solution and data management system targeted to small businesses, Skills in Demand, consisting of eLearning courses that cater to small business owners and entreprenuers, and eTaxNet, a provider of online tax and consulting services. In addition, the Company offers, for most of its software and learning products, technical support and coaching services.

         The Company's management combines its expertise in the field of direct marketing, software, coaching and sales management to small businesses and consumers. The combination of marketing and technological support offers clients complete end-to-end business services solutions designed to fit their ebusiness transactional technology needs.

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

         The purchase price for the acquisition of EPMG has been allocated on the fair value basis on the acquisition date as follows:

         Assets acquired:
         Goodwill...............................................$   13,549,932
         Net assets acquired....................................        25,068
                                                                --------------

         Total Assets Acquired..................................$   13,575,000
                                                                ==============

         Total Purchase Price...................................$   13,575,000
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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The following are the unaudited pro forma results of operations for the year ended 2001 assuming the above had occurred at the beginning of that fiscal year:


                                                                  2001
                                                           -----------------
               Sales.................................      $      5,449,680

               Net Earnings..........................                80,075

               Earnings per share....................      $           0.00


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

         During 2002, the trading price of the Company's stock declined significantly, raising questions about whether the fair value of goodwill exceeds its carrying amount. An evaluation of the carrying amount of goodwill was conducted during the 4th quarter 2002, which included an evaluation of whether the decline in the trading price of the Company's stock is other than temporary. The Company determined that the decline in its trading price was other than temporary and subsequent to December 31, 2002, engaged an independent valuation firm to perform a valuation of the Company. This resulted in a write-down in goodwill by the Company of $12,461,246 as of December 31, 2002.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this Statement did not have a significant impact on the financial condition or results of operations of the Company.

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

         In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure (SFAS 148). This standard amends the disclosure and certain transition provisions of SFAS 123, Accounting for Stock-Based Compensation. Its disclosure provisions are effective for 2002 annual financial statements for calendar year-end companies. The Company does not expect that adoption of SFAS 148 will have a material impact on its financial condition or results of operations.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         2. Principles of Consolidation

         The accompanying consolidated financial statements includes the accounts of Innovative Software Technologies, Inc. and the accounts of its wholly-owned subsidiaries Energy Professional Marketing Group, Inc.
         (EPMG) and Hackett Media, Inc. as of and for the year ended December 31, 2002. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         The Company also provides extended payment terms on the sale of its software and related coaching for up to two years. Since payments terms on these sales exceed 12 months, the fee for the software and license is presumed not to be determinable. In addition, the probability of collection decreases as the payment terms are extended. As a result, the Company recognizes revenue on these sales as the payments are collected from the customer.

         4. Investments Securities

         All investment securities are classified as available-for-sale. These investment securities have been adjusted to their fair market value based upon quoted market prices. Unrealized holding gains and losses are reported as a separate component of stockholder's equity. The Company will regularly perform reviews of the fair value of its investment securities and assess whether there exists any other than temporary impairment.

         5. Property and Equipment

         Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recognized using the straight-line and double-declining balance method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease term.

         6. Use of Estimates

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

         7. Software Development Costs

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         8. Advertising Costs

         Advertising and promotion costs are expensed as incurred.

         9. Impairment and Long-lived Assets

         The Company will regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. The reviews take into account facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered.

NOTE C - INVESTMENT SECURITIES

         The Company currently holds three investment securities, which the Company acquired in connection with strategic business transactions and relationships. Our available-for-sale securities are carried at fair value and unrealized gains or losses are included in stockholders' equity. The Company held the following investment securities at December 31, 2002 and 2001. The cost basis of our investment securities reflects adjustments for other than temporary impairments in value.

Investment                          Cost           Gross Unrealized       Estimated
Securities                          Basis        Gains        Losses     Fair Value
--------------------------------   ---------   ---------    ---------    ---------
December 31, 2002
EnSurge, Inc. common stock .....   $    --     $    --      $    --      $    --
Knowledge Transfer Systems, Inc.
common stock ...................        --          --           --           --
Knowledge Transfer Systems, Inc.
preferred stock ................        --          --           --           --
                                   ---------   ---------    ---------    ---------

                                   $    --     $    --      $    --      $    --
                                   =========   =========    =========    =========


Investment                          Cost           Gross Unrealized       Estimated
Securities                          Basis        Gains        Losses     Fair Value
--------------------------------   ---------   ---------    ---------    ---------

December 31, 2001
EnSurge, Inc. common stock .....   $  26,250   $    --      $ (25,950)   $     300
Knowledge Transfer Systems, Inc.
common stock ...................     728,000      10,500     (188,904)     549,596
                                   ---------   ---------    ---------    ---------

                                   $ 754,250   $  10,500    $(214,854)   $ 549,896
                                   =========   =========    =========    =========


The Knowledge Transfer Systems, Inc. common stock was received in consideration for the sale of four software coaching platforms to Ensurge, Inc. These investment securities were recorded at a 30% discount due to restrictions and limitations contained in Rule 144 of the Securities and Exchange Commission. The primary restriction relates to the one-year holding period of the investment securities after the effective date of sale. As of December 31, 2002, the one-year holding period on these investment securities expired and the investment securities were recorded at 100% of their fair market value. Due to the decline in market value of Knowledge Transfer Systems, Inc. common stock, the Company considered the value of these securities permanently impaired and wrote down the entire carrying value of these investment securities as of December 31, 2002. The reduction in carrying value on these investment securities resulted in a loss on investment of $728,000 during the year ended December 31, 2002.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company received Ensurge, Inc. common stock in consideration for the sale of certain vintage furniture in 2000. Due to the decline in market value of Ensurge, Inc. common stock, the Company considered the carrying value of $26,250 permanently impaired which resulted in a loss on investment securities of $26,250 during the year-ended December 31, 2002.

         On September 23, 2002, the Company sold the Business Development Series, e-learning content and software to Knowledge Transfer Systems, Inc. in exchange for 875,000 Knowledge Transfer Systems, Inc. preferred shares with a stated value of $1.00 per share. The preferred shares are convertible, at the discretion of the Company, to Knowledge Transfer Systems, Inc. common stock at 95% of the fair market value of Knowledge Transfer System's common stock based on a five day average proceeding the date of conversion. Due to the disclosure by the management of Knowledge Transfer Systems, Inc. of a possible bankruptcy by its wholly owned subsidiary, KT Solutions, Inc., the Company considered the value of these securities permanently impaired and wrote down the entire carrying value of these investment securities as of December 31, 2002. The reduction in carrying value on these investment securities resulted in a loss on investment of $875,000 during the year ended December 31, 2002. The President and Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which was the parent company of KT Solutions, Inc. At the time of the sale of the Business Development Series to Knowledge Transfer Systems, Inc. for 875,000 Knowledge Transfer Systems, Inc. preferred shares, there was no related party relationship between the companies and/or the officers and directors of the companies at the time of the transaction.

         The above  common  stock  investment  securities  are traded on the OTC
         Bulletin Board. All of the Company's investment securities are stocks of high technology companies whose market prices have been extremely volatile. The market prices of these companies' stocks have declined substantially in the past two years.

NOTE D - PROPERTY AND EQUIPMENT

         Property  and  equipment  are  stated  at  cost,   net  of  accumulated
         depreciation as follows:

                                                                  December 31,     December 31,
                                                                      2002            2001
                                                                --------------     --------------
         Machinery and Equipment................................$      246,594     $       55,615
         Furniture and Fixtures.................................        51,683             18,740
         Computer Software......................................       190,624              5,667
         Leasehold improvements.................................        34,092              2,877
                                                                --------------     --------------
         .......................................................       522,993             82,899
         Less: Accumulated depreciation and amortization........      (143,644)           (21,387)
                                                                --------------     --------------

         Property and Equipment, Net............................$      379,349     $       61,512
                                                                ==============     ==============

         Depreciation and amortization expense for the year ended December 31, 2002 and 2001 was $122,257 and $10,398, respectively.

NOTE E - OTHER ASSETS

         The Company has established several merchant service accounts whereby the Company processes a high volume of customer sales transactions through certain credit card vendors. These merchant service companies typically hold a percentage of each sales transaction as a reserve against future cancellations. The amount held by these merchant service companies amounts to $706,486 and $23,810 as of December 31, 2002 and 2001, respectively.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                   December 31,     December 31,
                                                                                       2002             2001
                                                                                   -------------   -------------
      Notes payable, financial institution, collaterized by telephone equipment, principal and imputed interest payable in monthly installments of $1,250
      due in August 2004                                                           $      20,469   $      --

      Notes  payable,  financial  institution,  secured  by a  lien  on  certain furniture  and  equipment,  principal  and  interest  payable  in  monthly installments of $2,464
      due in July 2005                                                                    67,175          --

      Notes payable, financial institution,  collaterized by Vehicles, principal and accrued interest at 7.78% payable in monthly installments of principal and imputed interest maturing from $217 to $655 from
      November 2006 to February 2007                                                      43,853          --
                                                                                   -------------   -------------
                                                                                         131,497          --
      Less Current Maturities                                                             44,274          --
                                                                                   -------------   -------------

      Long-term - net of current maturities                                        $      87,223   $      --
                                                                                   =============   =============


         The Company has an unsecured line of credit facility with a financial institution for borrowings up to $50,000 expiring August 31, 2005. Borrowings under the line bear interest at Prime plus 2% (the Prime rate of interest as of December 31, 2002 was 4.75%). As of December 31, 2002, there was $9,340 available on the credit facility.

NOTE G - Capital Transactions

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

         Issuance of common stock - The Company issued 24,375 shares of its common stock in the third quarter 2002 through private placements to individual foreign investors.

         Issuance of common stock - The Company issued 76,960 and 23,169 shares of its common stock in the fourth quarter 2002 through private placements to individual foreign investors.

         Issuance of Series B preferred stock - The Company issued 80,000 shares of its Series B preferred stock to certain directors of the Company as compensation at a stated value of $1.00 per share in the fourth quarter 2002.

         Issuance of common stock for software - The Company issued 53,845 shares of its common stock in the second quarter 2002 as part of payment under the terms of a software purchase agreement entered into by the Company. The agreement stipulates that the Company receives business management software for both the Internet and real estate markets as well as hosting and maintenance services.

                     Innovative Software Technologies, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Stock issued for services - The Company issued 4,000 shares of its common stock at a fair market value of $3.55 per share in the first quarter 2002. In addition, the Company issued 6,125 shares of its common stock during the second quarter 2002 at fair market value of $3.37 per share.

         Stock issued for services - The Company issued 291,250 and 5,000 shares of its common stock at a fair market value of $0.075 per share in the fourth quarter 2002. In addition, the Company issued 39,702 shares of its common stock during the fourth quarter 2002 at an average fair market value of $0.121 per share.

         Conversion of Series A Preferred Stock - Two directors of the Company converted 199,500 shares of Series A preferred stock to 3,000,000 shares of common stock during the fourth quarter 2002. The Series A preferred stock is convertible to the Company's common stock at 95% of the fair market value of the common stock at the date of conversion. The Market Price of the Company's common stock on the date of conversion was $0.07.

         Series A Preferred Stock Dividend - The Company issued 558,356 shares of its common stock as a Series A preferred stock dividend during the fourth quarter 2002. The holders of the shares of Series A Preferred received dividends at the rate of 4% per annum payable in shares of the Company's common stock. The number of shares of common stock distributed as a dividend was calculated by dividing such payment by 95% of the Market Price on the average of the first five trading days after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date.

         Series B Preferred Stock Dividend - The Company issued 72,494 shares of its common stock as a Series B preferred stock dividend during the fourth quarter 2002. The holders of the shares of Series B Preferred received dividends at the rate of 4% per annum payable in shares of the Company's common stock. The number of shares of common stock distributed as a dividend was calculated by dividing such payment by 100% of the Market Price on the average of the first five trading days after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date.

         Finance Agreement - During 2001, the Company financed its operation primarily through a Finance Agreement of convertible debt and securities. The Finance agreement calls for financing of up to $2.5 million of which $1 million would be received in increments in 2001, if necessary, and the remaining $1.5 million would be received based upon the Company's performance. As of September 30, 2002, $700,000 of the initial $1 million investment was received by the Company. These proceeds were converted to equity securities during 2001. During the fourth quarter 2001, all of the common shares issued in connection with the conversion of debt in connection with the Finance Agreement above were reissued as Series A preferred shares and common shares as follows: Of the initial $700,000 invested in 2001, $350,000 was converted to Series A preferred shares at a stated value of $1 per share. The remaining $350,000 was reissued as 700,000 shares of common stock at $0.50 per share. During the fourth quarter 2002, the Company passed a Board of Directors' Resolution to formally terminate the Finance Agreement with Iwasaka Investments, Ltd. due to the non-compliance by the lender under the terms of the agreement. The Company believes that the termination of this agreement will have no adverse effect on the operations of the Company.

NOTE H - Related Party Transactions

         On December 31, 2001, a Company executive and shareholder converted a non-interest bearing note payable amounting to $248,491 to Series B preferred stock at a conversion rate of a $1 per share stated value. There was no formal maturity date and there was no interest associated with the note.

         Also, during 2001, the Company sold four software platforms to NowSeven.com, Inc., Ziabon, Inc., SF Acquisition Corp., Inc., and Ishopper Internet Services, Inc. in exchange for investment securities amounting to $308,000, $133,000, $147,000, and $140,000, respectively.
         The President and Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which is the parent company of the wholly-owned subsidiaries listed above. Due to the decline in market value of Knowledge Transfer Systems, Inc. common stock, the Company considered the value of these securities permanently impaired and wrote down the entire carrying value of these investment securities as of December 31, 2002.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During the 3rd quarter 2002, the Company initiated the purchase of sales leads from Education Success Institute, Inc. (ESI). ESI is owned and operated by two directors of the Company (Ethan Andrew Willis and James Randolph Garn). Expenses incurred by the Company totaled $663,159 for the year ended December 31, 2002. In addition, the Company will purchase certain operating supplies for ESI. As of December 31, 2002, the amount owed the Company for these supplies amounted to $5,417.

         The President and Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which was the parent company of KT Solutions, Inc. At the time of the sale of the Business Development Series to Knowledge Transfer Systems, Inc. for 875,000 Knowledge Transfer Systems, Inc. preferred shares, there was no related party relationship between the companies and/or the officers and directors of the companies at the time of the transaction.

NOTE I - COMMITMENTS AND CONTINGENCIES

         In March, May and September 2002, the Company entered into operating leases for certain office space. Future minimum lease payments under these operating leases as of December 31, 2002 are as follows:

                  Year Ending December 31:
                  2003..........................................   215,598
                  2004..........................................   215,598
                  2005..........................................     99,432
                  2006..........................................       --
                                                                -----------

                  Total.........................................$  530,628
                                                                ==========

         Rent expense for the years ended December 31, 2002 and 2001 was $137,724 and $16,919, respectively.

NOTE J - PROVISION FOR INCOME TAXES

         The net deferred tax asset consisted of the following at December 31, 2002 and 2001:

                                                                                         2002              2001
                                                                                -------------     -------------
           Deferred Tax Assets
              Deferred start-up costs...........................................$       4,295     $         850
              Impairment loss on goodwill.......................................    5,037,647             3,042
                                                                                -------------     -------------
              Total Deferred Tax Assets.........................................    5,041,942             3,892
                                                                                -------------     --------------
              Valuation Allowance...............................................   (4,680,620)             --
                                                                                -------------     -------------
              Total Deferred Tax Assets.........................................      361,322             3,892
                                                                                -------------     -------------

          Deferred Tax Liabilities
              Accumulated amortization - goodwill...............................     (361,322)             (172)
                                                                                -------------     -------------
              Valuation Allowance...............................................         --                --
                                                                                -------------     -------------
              Total Deferred Tax Liability......................................     (361,322)             (172)
                                                                                -------------     -------------
          Net Deferred Tax Asset................................................$        --       $       3,720
                                                                                =============     =============-


The following is a reconciliation of the amount of tax expense that would result from applying the federal statutory rate to pretax income from continuing operations with the benefit (expense) from income taxes attributable to continuing operations:

                                                                                     2002              2001
                                                                                -------------     -------------
              Income taxes at statutory rate (15%)..............................$        --       $         935
              Deferred start-up costs...........................................         --               2,825
              Change in valuation allowance.....................................         --              (3,634)
              Nondeductible expenses, net of federal tax........................         --                 795
              State tax benefit, net of federal tax effect and other............         --               1,613
                                                                                -------------     -------------

              Income Tax Expense................................................$        --       $       2,534
                                                                                =============     =============

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - PENDING ACQUISITION

         On March 12, 2002, the Company entered into a definitive agreement to acquire iCrypt, Inc. ("acquiree"), a Torrance, California, technology company. The Company completed the due diligence process in both the financial and technical areas and determined that the terms and conditions of the agreement could not be renegotiated. The Company elected not to move forward in its acquisition of iCrypt, Inc. as certain terms and conditions of the original or modified agreement were not met by the acquiree.

NOTE L - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                    Year ended December 31, 2002
                        -------------------------------------------------------
                                                         Net       Diluted net
                                          Gross        income     income (Loss)
                          Revenues        profit        (loss)     per share (a)
                        ------------   ------------   ------------  ---------

          1st Quarter   $  2,794,696   $  1,672,241   $    196,308   $ --
          2nd Quarter      2,994,339      1,995,110        152,026     --
          3rd Quarter      4,225,488      2,696,954        225,182     --
          4th Quarter      4,764,291      2,820,275    (13,241,165)   (0.26)
                        ------------   ------------   ------------   ------

          Total         $ 14,778,814   $  9,184,580   $(12,667,649)  $(0.26)
                        ============   ============   ============   ======

         (a) Each quarterly amount is based upon separate calculations of weighted average shares outstanding.


                                    Year ended December 31, 2001
                        -------------------------------------------------------
                                                         Net       Diluted net
                                          Gross        income     income (Loss)
                          Revenues        profit        (loss)     per share (a
                        ------------   ------------   ------------  ---------
          1st Quarter   $       --     $       --     $    (19,031) $  --
          2nd Quarter          4,000          4,000       (285,544)   (0.02)
          3rd Quarter        310,638        310,638         45,537     --
          4th Quarter        703,640        564,805        262,739     0.01
                        -------------  ------------   ------------  --------

          Total            1,018,278   $    879,443   $      3,701  $  --
                        =============  ============   ============  ========

         (a) Each quarterly amount is based upon separate calculations of weighted average shares outstanding.

         The 2002 figures  include  certain  significant  adjustments  including
         goodwill   impairment  charges  of  $12,461,246  and  a  write-down  of investment securities due to an other than temporary impairment of $1,629,250.

NOTE M - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                  Year ended December 31
                                                  -----------------------------
                                                     2002              2001
                                                  -------------     -----------

Numerator
   Net (loss) income                              $  (12,667,649)   $     3,701
                                                  ==============    ===========

Denominator
   Denominator for basic and income per share -
       weighted average shares                        48,944,102     45,919,099
                                                  ==============    ===========

Basic and diluted income per share                $        (0.26)   $      --
                                                  ==============    ===========

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - SUBSEQUENT EVENTS

         On April 23, 2003, Innovative Software Technologies, Inc. dismissed Grant Thornton LLP as the Company's independent accountant. The Company dismissed Grant Thornton based on certain correspondence received from Grant Thornton pursuant to Section 10A of the Securities Exchange Act of 1934 in which Grant Thornton expressed concern as to the propriety of certain transactions, notified the Company that the firm could not continue to be associated with the Company's December 2001 and 2000 financial statements and that the reports thereon could no longer be relied upon. The Company took strong exception to such correspondence and filed a Current Report on Form 8-K dated April 24, 2003 presenting its position on the matter.

         On April 11, 2003, the Company engaged the accounting firm of Robison, Hill & Co., as the Company's new independent accountant to audit its financial statements for the fiscal years ended December 31, 2002 and 2001.

         The Company entered into arbitration with a vendor concerning the cancellation of a contract which resulted in a settlement in April 2003 of $20,000. This settlement amount between the two parties was fully accrued for as of December 31, 2002.

         Subsequent to December 31, 2002, EPMG extended the term of their lease at 5072 North 300 West, Provo, UT 84604 for one additional year or until April 30, 2006. In addition, EPMG increased the amount of their rentable office space by 700 square feet which is currently subleased to a related entity, Education Success Institute, Inc. (ESI) for $700 per month. ESI is owned and operated by two directors of the Company (Ethan Andrew Willis and James Randolph Garn).

         In addition, the Company entered into an operating lease for certain office space at 625 South State Street, Orem, UT 84058. The Company leased an aggregate of 3,000 square feet with a term of January 1, 2003 to December 31, 2003. The leased office space is to be utilized by the Company's coaching/mentoring staff members. This operating lease was subsequently amended in March 2003 to increase the number of rentable square feet to 4,000 square feet with all other terms of the lease remaining unchanged.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 23, 2003, Innovative Software Technologies, Inc. dismissed Grant Thornton LLP as the Company's independent accountant. The Company dismissed Grant Thornton based on certain correspondence received from Grant Thornton on April 4, 2003, pursuant to Section 10A of the
         Securities Exchange Act of 1934 in which Grant Thornton expressed concern as to the propriety of certain transactions, notified the Company that the firm could not continue to be associated with the Company's December 2001 and 2000 financial statements and that the reports thereon could no longer be relied upon. The Company took strong exception to such correspondence and filed a Current Report on Form 8-K dated April 23, 2003 presenting its position on the matter.

         On April 11, 2003, the Company engaged the accounting firm of Robison, Hill & Co., as the Company's new independent accountants to audit its financial statements for the fiscal years ended December 31, 2002 and 2001, and filed a Current Report on Form 8-K dated April 23, 2003 presenting this matter. .


                                    PART III
                                    --------

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,   AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

              Name                                                         Age

         Douglas S. Hackett......... (39) President, CEO, and Chairman

         Ethan A. Willis............ (28) Director

         Randy R. Garn.............. (28) Director

         Linda Haslem............... (40) Chief Financial Officer

         Pete Justen................ (46) Director

         Peter Peterson............. (46) Director

         Hans Christian Beyer....... (49) Director

         William E. Leathem......... (41) Director

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


         James R. Garn serves as Director and Vice President for Innovative. Mr. Garn is a co-founder and Vice President of Innovative's Utah based subsidiary EPMG. Prior to co-founding EPMG with Mr. Ethan A. Willis, Mr. Garn held the position of Sales Manager with MIT, Inc., a financial company whose revenues increased from $4 million to $88 million during his tenure. He was responsible for the development and implementation of the sales and marketing divisions. Mr. Garn has recruited, trained and managed over 2,500 individuals throughout the United States and parts of Asia, including South Korea and the Phillipines.


         Linda Haslem serves as Chief Financial Officer for Innovative. Ms. Haslem most recently worked as accounting manager for Innovative's wholly owned subsidiary, EPMG. Prior to her positions with Innovative, Ms. Haslem worked as accounting supervisor for the Utah Department of Transportation where she led a team which prepared the financial statements for the 2002 Winter Olympics. Previously, Ms. Haslem was controller for Crossroads Engineering, Inc., a Utah-based engineering consulting firm, and an accountant for Granite Hollow Financial Services.


         Pete Justen serves as a Director of Innovative. Mr. Justen possesses over 25 years of experience in the areas of real estate financing, marketing, and corporate management. Mr. Justen has served as a senior executive with Countrywide Funding Corporation, Pasadena, California, then the nation's largest residential mortgage lender. While at Countrywide, he was responsible for all phases of designing and building a telephone-based mortgage banking operation, which under his guidance, generated over $1.4 billion in new mortgages in its first 12 months of operation.


         Peter Peterson serves as Director of Innovative. Mr. Peterson is President, CEO and founder of Aspen Capital Partners, LLC. He is also a partner in Spartan Securities Group, Ltd., a full service broker dealer and investment banking firm. Prior to founding Aspen Capital Partners, Mr. Peterson was Managing Director of Investment Banking with H. C. Wainwright & Co. He was also president of First American Holdings and Managing Director of Investment Banking for the firm. Prior to First American, he served as Vice President of Investment Banking with Josephthal, Lyons and Ross, A New York Stock Exchange member firm. Previous to Josephthal, Mr. Peterson was President of Triad Capital Partners and was responsible for assisting companies in going public, mergers and acquisitions, leveraged buyouts, recapitalizations, and private placements. Mr. Peterson has experience in arranging private placements, SEC documentation and reporting, financial consulting, real estate financings, securitized receivable and asset financings, strategic planning, transaction structuring, and negotiating.


         Hans Christian Beyer serves as a Director of Innovative. Mr. Beyer is presently a partner in the Tampa, Florida based law firm Salem, Saxon P.A. where he specializes in multi-national commercial transactions and commercial litigation for high-technology companies, national financial institutions, foreign banks and financial services customers. Prior to joining Salem Saxon, Mr. Beyer served as Executive Vice President and Director and was co-founder of eFreeMarket.com, an internet company specializing in the design and creation of generic and custom business-to-business electronic market places. Mr. Beyer received his B.A. from the University of Michigan Honors College and his J.D. from the University of Michigan Law School. Mr. Beyer also served in the United States Marine Corps having trained at the Officer Candidate School.


         William E. Leathem serves as Director of Innovative. Mr. Leathem is owner of Kansas City based Prospero's Books and recently founded Spartan Press, a national publishing company. Mr. Leathem brings with him over 15 years of hands-on governmental leadership experience, including service with Missouri Senators Christopher Bond, current U.S. Attorney General John Ashcroft, former Kansas Senator Bob Dole, Congressman Roy Blunt, former Congressman Mel Hancock, and most recently served as Missouri's Director of Elections under Secretary of State Matt Blunt in 2001. As Deputy Campaign Manager of the 2000 Ashcroft for Senate Campaign, Mr. Leathem served as the chief implementation officer of a $10,000,000 U.S. Senate Campaign. Prior to 2000, Mr. Leathem served six years as Regional Director for U.S. Senator John Ashcroft. In that position, Mr. Leathem assisted in the design and implementation of office structures and technology-based day-to-day management systems, including the first ever, joint Senate office and the first Senate paperless office.

ITEM 10.  EXECUTIVE COMPENSATION

         Douglas S. Hackett served as CEO of Innovative Software Technologies, Inc. during the last completed fiscal year and was compensated $130,349 in salary and wages and $20,000 in Series B preferred stock as executive board compensation during that time period. James R. Garn and Ethan A. Willis served as both officers and directors of Innovative during the last completed fiscal year and were compensated $237,579 and $240,919, respectively, in salary and wages. In addition, they both received $20,000 in Series B preferred stock for executive board compensation in 2002. No other officer of the company was compensated in excess of $100,000 during 2002.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           Name and Address              Amount and Nature          Percent
         Title of Class    of Beneficial Owner           of Beneficial Owner        of Class
         --------------    -------------------           -------------------        --------

         Common stock      Douglas S. Hackett            12,536,502 shares          23.9%  (i)
                           6500 N.W. Turnberry Ct.       President, CEO
                           Parkville, MO 64152           and Director

         Common stock      James R. Garn                 3,392,381 shares            6.5%
                           1214 North 70 East            Vice President, Officer,
                           American Fork, UT 84003       and Director

         Common stock      Ethan A. Willis               3,392,381 shares             6.5%
                           1354 South 1370 East          Vice President, Officer,
                           Provo, UT 84604               and Director

         Common stock      Peter Justen                  24,000 shares                0.0%
                           14711 Kamputa Drive           Outside Director
                           Centerville, VA 20120

         (i) 12,536,502 shares represents shares of common stock beneficially owned by Douglas S. Hackett under common ownership: Douglas S. Hackett
         - 4,711,729 common shares or 9.0%, Harlaxton Limited Partnership - 6,865,926 common shares or 13.1 %, and JCL Holdings, Inc. - 958,847 common shares or 1.8%.

                           Name and Address              Amount and Nature          Percent
         Title of Class    of Beneficial Owner           of Beneficial Owner        of Class
         --------------    -------------------           -------------------        --------

         Series A          Ethan A. Willis               600,250 shares             36.4%  ii)
         Preferred stock   1354 South 1370 East          Vice President, Officer
                           Provo, UT 84604               and Director

         Series A          James R. Garn                 600,250 shares             36.4%  (ii)
         Preferred Stock   1214 North 70 East            Vice President, Officer
                           American Fork, UT 84003       and Director

         Series A          Glendower Holdings, Ltd.      350,000 shares             21.2%
         Preferred Stock   36 Hilgrove Street            Shareholder
                           St. Helier, Jersey JE4 8T    R
                           Channel Islands

         Series A          Jarbridge, Ltd.               100,000 shares              6.1%
         Preferred Stock   1934 Driftwood Bay            Shareholder
                           Belize City, Belize
                           Central America

         (ii) 600,250 shares represents shares of Series A Preferred shares beneficially owned by Ethan A. Willis and James R. Garn as a direct result of the acquisition of EPMG, Inc. as of December 31, 2001.

                           Name and Address          Amount and Nature          Percent
         Title of Class    of Beneficial Owner       of Beneficial Owner        of Class
         --------------    -------------------       -------------------        --------

         Series B          Douglas S. Hackett        268,491 shares             81.7%  (iii)
         Preferred stock                             President, CEO
                                                     and Director

         Series B          Ethan A. Willis           20,000 shares               6.1%  (iv)
         Preferred stock                             Vice President, Officer
                                                     and Director

         Series B          James R. Garn             20,000 shares               6.1%    (iv)
         Preferred Stock                             Vice President, Officer
                                                     and Director

         Series B          Peter Justen              20,000 shares               6.1%    (iv)
         Preferred Stock                             Outside Director


         (iii) 268,491 shares represent Mr. Hackett's note payable conversion to Series B Preferred stock of $248,491 at a conversion rate of a $1 per share stated value as well as 20,000 shares issued as executive compensation at a stated value of $1 per share.

         (iv) Represents 20,000 shares issued as executive board compensation at a stated value of $1 per share.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 31, 2001, a Company executive and shareholder converted a non-interest bearing note payable amounting to $248,491 to Series B preferred stock at a conversion rate of a $1 per share stated value. There was no formal maturity date and there was no interest associated with the note.

         Also, during 2001, the Company sold four software platforms to NowSeven.com, Inc., Ziabon, Inc., SF Acquisition Corp., Inc., and Ishopper Internet Services, Inc. in exchange for investment securities amounting to $308,000, $133,000, $147,000, and $140,000, respectively.
         The President and Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which is the parent company of the wholly-owned subsidiaries listed above. Due to the decline in market value of Knowledge Transfer Systems, Inc. common stock, the Company considered the value of these securities permanently impaired and wrote down the entire carrying value of these investment securities as of December 31, 2002.

         During the 3rd quarter 2002, the Company initiated the purchase of sales leads from Education Success Institute, Inc. (ESI). ESI is owned and operated by two directors of the Company (Ethan Andrew Willis and James Randolph Garn). Expenses incurred by the Company totaled $663,159 for the year ended December 31, 2002. In addition, the Company will purchase certain operating supplies for ESI. As of December 31, 2002, the amount owed the Company for these supplies amounted to $5,417.

         The President and Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which was the parent company of KT Solutions, Inc. At the time of the sale of the Business Development Series to Knowledge Transfer Systems, Inc. for 875,000 Knowledge Transfer Systems, Inc. preferred shares, there was no related party relationship between the companies and/or the officers and directors of the companies at the time of the transaction.

ITEM 13.  EXHIBITS AND REPORTS ON 8-K

          a.  Exhibits

              99-1 - CEO Certification
              99-2 - CFO Certification

         b. Reports of Form 8-K

         During the period covered by this report, the Company filed the following reports on Form 8-K:

         On April 23, 2003, the Company filed Form 8-K on the engagement of a new independent accounting firm, Robison, Hill & Co., effective April 11, 2003, to audit the Company's financial statements for the fiscal years ended December 31, 2002 and 2001.

         On April 23, 2003, the Company filed Form 8-K on the dismissal of Grant Thornton, LLP as the Company's independent accounting firm.

ITEM 14.  CONTROLS AND PROCEDURES

        Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Innovative Software Technologies, Inc.

Date:        May 14, 2003      /s/ Douglas S. Hackett
                               --------------------------
                               Douglas S. Hackett
                               President, Chief Executive Officer and Director

                               /s/ Linda W. Haslem
                               --------------------------
                               Linda W. Haslem
                               Chief Financial Officer

                               /s/ Ethan A. Willis
                               --------------------------
                               Ethan A. Willis
                               Vice President, Officer and Director

                               /s/ James R. Garn
                               --------------------------
                               James R. Garn
                               Vice President, Officer and Director

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

         I, Douglas S. Hackett, President, Chief Executive Officer and Director of Innovative Software Technologies, Inc., certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of Innovative Software Technologies, Inc. (the "Registrant");

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c)  presented  in  this  Annual  Report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003       /s/ Douglas S. Hackett
                         ---------------------------------------------------
                             Douglas S. Hackett
                             President, Chief Executive Officer and Director (Principal Executive Officer)

                      CHIEF FINANCIAL OFFICER CERTIFICATION

         I, Linda W. Haslem, Chief Financial Officer of Innovative Software Technologies, Inc., certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of Innovative Software Technologies, Inc. (the "Registrant");

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c)  presented  in  this  Annual  Report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 14, 2003          /s/ Linda W. Haslem
                            ------------------------------------------------
                                Linda W. Haslem
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)