Form 10QSB
period 2003-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2003-05-19
CIK 1084047

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   -----------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 53,297,958 shares of common stock, $0.001 par value, outstanding as of May 15, 2002.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB


                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


                                                                                                   Page
                                                                                                   ----

                                             PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited)
       and December 31, 2002..................................................................     3

     Condensed Consolidated Statements of Operations (Unaudited) for the
       Three Months Ended March 31, 2003 and 2002.............................................     4

     Condensed Consolidated Statements of Comprehensive Income for the
       Three Months Ended March 31, 2003 and 2002.............................................     5

     Condensed Consolidated Statement of Stockholders' Equity/(Deficiency) (Unaudited) for the
       Three Months Ended March 31, 2003......................................................     6

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the
       Three Months Ended March 31, 2003 and 2002.............................................     7

     Notes to the Condensed Consolidated Financial Statements (Unaudited).....................     8

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................    20

Item 3. Controls and Procedures...............................................................    23


                                             PART II - OTHER INFORMATION

Item 2. Changes in Securities.................................................................    23

Item 6. Exhibits and Reports on Form 8-K......................................................    23

Signatures    ................................................................................    24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  (Unaudited)
                                                                                    March 31,      December 31,
                                                                                      2003            2002
                                                                                  -------------   --------------
                                                        ASSETS
Current Assets
     Cash...... ................................................................  $   1,462,821    $   1,338,345
     Accounts receivable........................................................          6,678           14,700
     Other receivables..........................................................         96,102           59,772
     Prepaid expenses...........................................................         85,818           67,179
     Other current assets.......................................................        918,992          706,486
                                                                                  -------------    --------------
         Total Current Assets...................................................      2,570,411        2,186,482
                                                                                  -------------    -------------
Property and Equipment, Net.....................................................        438,436          379,349
                                                                                  -------------    -------------
Other Assets
     Goodwill ..................................................................      1,088,686        1,088,686
     Other assets...............................................................          --                --
     Deposit  ..................................................................         42,656           48,698
                                                                                  -------------    -------------

Total Assets  ..................................................................  $   4,140,189    $   3,703,215
                                                                                  =============    =============

Current Liabilities
     Note payable - Line of credit..............................................  $       4,518    $      40,660
     Current maturities of long-term debt.......................................         92,723           44,274
     Accounts payable and accrued expenses......................................        755,156          861,366
     Deferred revenue...........................................................        353,540          256,148
     Other current liabilities..................................................        391,193           83,278
     Reserve for sales returns and allowances...................................        240,245          220,266
                                                                                  -------------    -------------
         Total Current Liabilities..............................................      1,837,375        1,505,992
                                                                                  -------------    -------------

Long-term debt, net of current maturities.......................................           --             87,223

Stockholders' Equity
     Preferred stock - no par;  25,000,000  shares authorized Series A preferred stock; 1,650,500 shares issued and
       outstanding; $1.00 stated value..........................................      1,650,500        1,650,500
       Series B preferred stock; 408,491 shares issued and
       outstanding; $1.00 stated value..........................................        408,491          328,491
     Common stock - $0.001 par value; 100,000,000 shares authorized
        and 52,847,955 shares issued and outstanding, respectively..............         52,848           52,481
     Additional paid-in-capital.................................................     13,132,269       13,119,719
     Accumulated deficit........................................................    (12,941,294)     (13,041,191)
                                                                                  -------------    -------------
Total Stockholders' Equity......................................................      2,302,814        2,110,000
                                                                                  -------------    -------------
Total Liabilities and Stockholders' Equity......................................  $   4,140,189    $   3,703,215
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


                     Innovative Software Technologies, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Three Months
                                                        Ended March 31,
                                                -----------------------------
                                                   2003               2002
                                                ------------------------------

Sales                                           $ 5,493,208       $ 2,794,696

Cost of Sales                                     2,546,892         1,122,455
                                                -----------       -----------

Gross Profit                                      2,946,316         1,672,241
                                                -----------       -----------

Operating Expenses
     Selling                                      1,225,118           600,891
     General and administrative                   1,682,800           742,070
                                                -----------       -----------

     Total Operating Expenses                     2,907,918         1,342,961
                                                -----------       -----------

Income/(Loss) From Operations                        38,398           329,280
                                                -----------       -----------

Other Income (Expense)
     Other income                                    44,112              --
                                                                        1,702
     Interest expense                                17,387              --
                                                -----------       -----------

     Total Other Income (Expense)                    61,499              --
                                                -----------       -----------
                                                                        1,702

Net Income Before Income Taxes                       99,897           330,982
                                                -----------       -----------

Income Tax Expense                                     --             134,674
                                                -----------       -----------

Net Income                                      $    99,897       $   196,308
                                                ===========       ===========

Basic and Diluted Income per Share              $      0.00              0.00
                                                ===========       ===========

Weighted Average Number of Common
 Shares Outstanding Used in Per Share
 Calculation - Basic and Diluted                 52,675,733        48,287,416
                                                ===========       ===========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                  For the Three Months
                                     Ended March 31,
                                    2003        2002
                                 ---------   ----------

Net income/(loss)                $  99,897   $ 196,308
Other comprehensive loss:
Unrealized loss on investments        --      (423,396)
                                 ---------   ---------

Comprehensive loss                  99,897    (227,088)
                                 =========   =========














                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

(split table)



                                               Preferred Stock Series A     Preferred Stock Series B            Common Stock
                                                Shares          Amount        Shares        Amount         Shares         Amount
                                             -----------     -----------   -----------    -----------    -----------    -----------



Balance - December 31, 2001                    1,850,000    $  1,850,002       248,491   $    248,491     48,285,283   $     48,285

Issuance of Common stock
   for services provided                            --              --            --             --            4,000              4

Issuance of Common stock                            --              --            --             --           40,730             41

Issuance of Common stock
   for services provided                            --              --            --             --            6,125              6

Issuance of Common Stock
   for software                                     --              --            --             --           53,845             54

Issuance of Common stock                            --              --            --             --           24,375             24

Issuance of Common Stock
   for services provided                            --              --            --             --          291,250            291

Conversion of Series A Preferred
    Stock to Common Stoc                        (199,500)       (199,500)         --             --        3,000,000          3,000

Issuance of Common stock
   for services provided                            --              --            --             --            5,000              5

Issuance of Common stock                            --              --            --             --           76,960             77

Issuance of Common stock                            --              --            --             --           23,169             23

Issuance of Common stock
   for services provided                            --              --            --             --           39,702             40

Series A Preferred Stock Dividend                   --              --            --             --          107,568            108

Series A Preferred Stock Dividend                   --              --            --             --           30,734             31

Series A Preferred Stock Dividend                   --              --            --             --          420,054            420

Series B Preferred Stock Dividend                   --              --            --             --           72,494             72

Issuance of Series B Preferred
   Stock for Executive Compensation                 --              --          80,000         80,000           --             --

Unrealized loss on investments                      --              --            --             --             --             --

Unrealized loss on investments
recognized in income due to
other than temporary impairment                     --              --            --             --             --             --

Net income for the year ended
ended December 31, 2002                             --              --            --             --             --             --
                                             -----------     -----------   -----------    -----------    -----------    -----------
Balance - December 31, 2002                    1,650,500       1,650,500       328,491        328,491     52,481,289         52,481
                                             ===========     ===========   ===========    ===========    ===========    ===========

                                       6(A)

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

(split table continued)
                                                                                      Retained
                                                  Additional       Accum.          Earnings          Total
                                                    paid-in-      Comprehen-     (Accumulated    Stockholders'
                                                    capital       sive Loss        Deficit)         Equity
                                                  -----------     -----------     -----------     -----------
Balance - December 31, 2001                      $ 12,626,679    $   (204,354)   $   (290,941)   $ 14,278,160

Issuance of Common stock
   for services provided                               14,196            --              --            14,200

Issuance of Common stock                               36,951            --              --            36,992

Issuance of Common stock
   for services provided                               20,644            --              --            20,650

Issuance of Common Stock
   for software                                        69,946            --              --            70,000

Issuance of Common stock                               23,219            --              --            23,243

Issuance of Common Stock
   for services provided                               21,553            --              --            21,844

Conversion of Series A Preferred
    Stock to Common Stoc                              196,500            --              --              --

Issuance of Common stock
   for services provided                                  370            --              --               375

Issuance of Common stock                               18,939            --              --            19,016

Issuance of Common stock                                3,992            --              --             4,015

Issuance of Common stock
   for services provided                                4,760            --             --              4,800

Series A Preferred Stock Dividend                      13,892            --           (14,000)           --

Series A Preferred Stock Dividend                       3,969            --            (4,000)           --

Series A Preferred Stock Dividend                      54,250            --           (54,670)           --

Series B Preferred Stock Dividend                       9,859            --            (9,931)           --

Issuance of Series B Preferred
   Stock for Executive Compensation                      --              --              --            80,000

Unrealized loss on investments                           --        (1,424,896)           --        (1,424,896)

Unrealized loss on investments
recognized in income due to
other than temporary impairment                          --         1,629,250            --         1,629,250

Net income for the year ended
ended December 31, 2002                                  --              --       (12,667,649)    (12,667,649)
                                                  -----------     -----------     -----------     -----------

Balance - December 31, 2002                        13,119,719            --       (13,041,191)      2,110,000
                                                  ===========     ===========     ===========     ===========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                      6(B)


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Three Months
                                                                                          Ended March 31,
                                                                                     2003                 2002
                                                                           ---------------     -----------------
Cash Flows From Operating Activities
 Net income/(loss)........................................................$       99,897    $  196,308
 Adjustments to reconcile net income/(loss) to net cash
 provided by operating activities:
   Depreciation and amortization                                                  45,093        17,166
   Allowance for doubtful accounts                                                  --          12,000
   Prepaid non-cash executive compensation                                        60,000          --
   Prepaid non-cash public relations expense                                       2,250          --
   Non-cash expenses                                                              30,667        14,200
   Changes in operating assets and liabilities:
     Accounts receivable                                                           8,022      (491,944)
     Prepaid expenses                                                            (18,639)        6,571
     Other receivables                                                           (36,330)        1,046
     Other assets                                                               (212,506)     (280,940)
     Deposits                                                                      6,042          --
     Accounts payable and accrued expenses                                      (106,210)      284,569
     Other liabilities                                                           307,915          --
     Reserve for returns and allowances                                           19,979          --
     Deferred revenue                                                             97,392          --
     Accrued federal and state income tax                                           --         134,674
                                                                              ----------    ----------

   Net Cash Provided by/(Used In) Operating Activities                           303,572      (106,350)
                                                                              ----------    ----------

Cash Flows Used In Investing Activities
   Capital expenditures                                                         (104,181)     (126,677)
                                                                              ----------    ----------

   Net Cash Used In Investing Activities                                        (104,181)     (126,677)
                                                                              ----------    ----------

Cash Flows From Financing Activities
   Proceeds from borrowings under line of credit                                    --          50,000
   Proceeds from borrowing under note payable                                      8,085        50,877
   Repayments under line of credit agreement                                     (36,142        50,877
   Repayments on notes payable                                                   (46,859)       (1,917)
                                                                              ----------    ----------

   Net Cash (Used in)/Provided by Financing Activities                           (74,916)       98,960
                                                                              ----------    ----------

Net Increase /(Decrease) in Cash and Cash Equivalents                            124,476      (134,067)

Cash and Cash Equivalents at Beginning of Year                                 1,338,345       282,307
                                                                              ----------    ----------

Cash and Cash Equivalents at End of Period................................$    1,462,821    $  148,240
                                                                              ==========    ==========

Supplemental Cash Flow Information:
   Unrealized loss on securities available for sale.......................$         --      $ (423,396)
                                                                              ==========    ==========
   Issuance of Series B preferred stock for executive compensation........$       20,000    $     --
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

                              INNOVATIVE SOFTWARE
                               TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A  - COMPANY DESCRIPTION

       Innovative Software Technologies, Inc. (the "Company" or the "Innovative"), operating in one business segment, is a software company specializing in small business and financial eLearning tools and consulting services. The Company's main products are EMS, a turnkey web builder, e-commerce solution and data management system targeted to small businesses; The Financial Toolkit 1.0, an integrated financial services and education program; Skills in Demand, consisting of eLearning courses that cater to small business owners and entreprenuers, and eTaxNet, a provider of online tax and consulting services. In addition, the Company offers, for most of its software and learning products, technical support and coaching services.

       The Company's management combines its expertise in the field of direct marketing, software, coaching and sales management to small businesses and consumers. The combination of marketing and technological support offers clients complete end-to-end business services solutions designed to fit their ebusiness transactional technology training needs.

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

         As of January 1, 2002, which is the beginning of fiscal 2002, the Company will not amortize the goodwill which it recognized in connection with the acquisition of EPMG. The Company's goodwill was subject to a transitional impairment test as of December 31, 2001 and an annual impairment test, using a two-step process prescribed by SFAS No. 142. The Company completed the transitional impairment test for EPMG at June 30, 2002, the applicable reporting unit, and no impairment of goodwill was found to exist as of the beginning of fiscal 2002.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2.       Interim Condensed Consolidated Financial Statements
         ---------------------------------------------------

         The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements includes the accounts of Innovative Software Technologies, Inc. and the accounts of its wholly-owned subsidiary Energy Professional Marketing Group, Inc.
         (EPMG) as of and for the three months ended March 31, 2003. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - INVESTMENT SECURITIES

The Company currently holds three investment securities, which the Company acquired in connection with strategic business transactions and relationships. Our available-for-sale securities are carried at fair value and unrealized gains or losses are included in stockholders' equity. The Company held the following investment securities at March 31, 2003 and December 31, 2002. The cost basis of our investment securities reflects adjustments for other than temporary impairments in value.

   Investment                          Cost            Gross Unrealized        Estimated
   Securities                          Basis          Gains        Losses      Fair Value
---------------------------------  --------------   ---------   ----------   -----------
March 31, 2003
EnSurge, Inc. common stock         $         --     $    --     $     --     $      --
Knowledge Transfer Systems, Inc.
common stock                                 --          --           --            --
Knowledge Transfer Systems, Inc.
preferred stock                              --          --           --            --
                                   --------------   ---------   ----------   -----------


                                   $         --     $    --     $     --     $      --
                                   ==============   =========   ==========   ===========



   Investment                          Cost            Gross Unrealized        Estimated
   Securities                          Basis          Gains        Losses      Fair Value
---------------------------------  --------------   ---------   ----------   -----------
   December 31, 2002
EnSurge, Inc. common stock         $         --     $    --     $     --     $      --
Knowledge Transfer Systems, Inc.
common stock                                 --          --           --            --
                                   --------------   ---------   ----------   ------------


                                   $         --    $     --     $     --     $     --
                                   ==============   ==========  ==========   ============


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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On September 23, 2002, the Company sold the Business Development Series, e-learning content and software to Knowledge Transfer Systems, Inc. in exchange for 875,000 Knowledge Transfer Systems, Inc. preferred shares with a stated value of $1.00 per share. The preferred shares are convertible, at the discretion of the Company, to Knowledge Transfer Systems, Inc. common stock at 95% of the fair market value of Knowledge Transfer System's common stock based on a five day average proceeding the date of conversion. Due to the disclosure by the management of Knowledge Transfer Systems, Inc. of a possible bankcruptcy by its wholly-owned subsidiary, KT Solutions, Inc., the Company considered the value of these securities permanently impaired and wrote down the entire carrying value of these investment securities as of December 31, 2002. The reduction in carrying value on these investment securities resulted in a loss on investment of $875,000 during the year ended December 31, 2002. The President and Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which was the parent company of KT Solutions, Inc. At the time of the sale of the Business Development Series to Knowledge Transfer Systems, Inc. for 875,000 Knowledge Transfer Systems, Inc. preferred shares, there was no related party relationship between the companies and/or the officers and directors of the companies at the time of the transaction.

The above common stock investment securities are traded on the OTC Bulletin Board. All of the Company's investment securities are stocks of high technology companies whose market prices have been extremely volatile. The market prices of these companies' stocks have declined substantially in the past two years.

NOTE D - PROPERTY & EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation as follows:

                                                                     March 31,     December 31,
                                                                          2003            2002
                                                                ---------------------------------
         Machinery and Equipment................................$      282,603     $      246,594
         Furniture and Fixtures.................................        56,594             51,683
         Computer Software......................................       251,958            190,624
         Leasehold improvements.................................        36,018             34,092
                                                                --------------     --------------
         .......................................................       627,173            522,993
         Less: Accumulated depreciation and amortization........      (188,737)          (143,644)
                                                                --------------     --------------

         Property and Equipment, Net............................$      438,436     $      379,349
                                                                ==============     ==============


NOTE E - OTHER ASSETS

The Company has established several merchant service accounts whereby the Company processes a high volume of customer sales transactions through certain credit card vendors. These merchant service companies typically hold a percentage of each sales transaction as a reserve against future cancellations. The amount held by these merchant service companies amounts to $918,992 and $706,486 as of March 31, 2003 and December 31, 2002, respectively.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                      March 31,     December 31,
                                                                                           2003             2002
------------------------------------------------------------------------------------------------   -------------
Notes payable, financial institution, collaterized by telephone equipment, principal and imputed interest payable in monthly installments of $1,250
and $385 due in August 2004                                                            $ 24,899       $ 20,469

Notes  payable,  financial  institution,  secured  by a  lien  on  certain furniture  and  equipment,  principal  and  interest  payable  in  monthly installments of $2,464
due in July 2005                                                                         57,319         67,175

Notes payable, financial institution,  collaterized by Vehicles, principal and accrued interest at 7.78% payable in monthly installments of principal and imputed interest maturing from $217 to $655 from
November 2006 to February 2007                                                           10,505         43,853
                                                                                       --------       --------
                                                                                         92,723        131,497
Less Current Maturities                                                                  92,723         44,274
                                                                                       --------       --------

Long-term - net of current maturities                                                  $   --         $ 87,223
                                                                                       ========       ========

The Company has an unsecured line of credit facility with a financial institution for borrowings up to $50,000 expiring August 31, 2005. Borrowings under the line bear interest at Prime plus 2% (the Prime rate of interest as of March 31, 2003 was 4.75%). As of March 31, 2003, there was $45,482 available on the credit facility.

NOTE G - Capital Transactions

Stock-split - Innovative's Board of Directors authorized a three-for-one stock split on July 11, 2001. This was effective on August 10, 2001 to stockholders of record on July 31, 2001. All share and per share amounts referred to in the financial statements and notes have been restated to reflect this stock split.

Issuance of common stock - The Company issued 40,730, 24,375, 76,960, and 23,169 shares of its common stock in 2002 through private placements to individual foreign investors.

Issuance of Series B preferred stock - The Company issued 80,000 shares of its Series B preferred stock to certain directors of the Company as compensation at a stated value of $1.00 per share in 2002.

Issuance of common stock for software - The Company issued 53,845 shares of its common stock in 2002 as part of payment under the terms of a software purchase agreement entered into by the Company. The agreement stipulates that the Company receives business management software for both the Internet and real estate markets as well as hosting and maintenance services.

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

Finance Agreement - During 2001, Hackett Media, Inc. financed its operation primarily through a Finance Agreement of convertible debt and securities. The Finance agreement calls for financing of up to $2.5 million of which $1 million would be received in increments in 2001, if necessary, and the remaining $1.5 million would be received based upon the Company's performance. As of September 30, 2002, $700,000 of the initial $1 million investment was received by the Company. These proceeds were converted to equity securities during 2001. During the fourth quarter 2001, all of the common shares issued in connection with the conversion of debt in connection with the Finance Agreement above were reissued as Series A preferred shares and common shares as follows: Of the initial $700,000 invested in 2001, $350,000 was converted to Series A preferred shares at a stated value of $1 per share. The remaining $350,000 was reissued as 700,000 shares of common stock at $0.50 per share. During the fourth quarter 2002, the Company passed a Board of Directors' Resolution to formally terminate the Finance Agreement with Iwasaka Investments, Ltd. due to the non-compliance by the lender under the terms of the agreement. The Company is currently in negotiation with Iwasaka Investments, Ltd. to recoup any and all outstanding shares issued as part of this Finance Agreement. The Company believes that the termination of this agreement will have no adverse effect on the operations of the Company.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Issuance of Series B preferred stock - The Company issued 80,000 shares of its Series B preferred stock to certain directors of the Company as prepaid executive compensation and executive compensation at a stated value of $1.00 per share in the first quarter 2003. The company recorded non-cash executive compensation of $20,000 for the three months ended March 31, 2003. The remaining $60,000 will be incurred during the following three quarters of 2003.

Stock issued for prepaid services - The Company issued 233,333 shares of its common stock in exchange for $2,250 of prepaid public relation services in the first quarter 2003.

Stock issued for charitable contribution - The Company issued 133,333 shares of its common stock as a charitable contribution at a fair market value of $0.08 per share in the first quarter 2003.

NOTE H - Related Party Transactions

On December 31, 2001, a Company executive and shareholder converted a non-interest bearing note payable amounting to $248,491 to Series B preferred stock at a conversion rate of a $1 per share stated value. There was no formal maturity date and there was no interest associated with the note.

Also, during 2001, the Company sold four software coaching platforms to NowSeven.com, Inc., Ziabon, Inc., SF Acquisition Corp., Inc., and Ishopper Internet Services, Inc. in exchange for investment securities amounting to $308,000, $133,000, $147,000, and $140,000, respectively. The President and
Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which is the parent company of the wholly-owned subsidiaries listed above. Due to the decline in market value of Knowledge Transfer Systems, Inc. common stock, the Company considered the value of these securities permanently impaired and wrote down the entire carrying value of these investment securities as of December 31, 2002.

During 2002, the Company initiated the purchase of sales leads from Education Success Institute, Inc. (ESI). ESI is owned and operated by two directors of the Company (Ethan Andrew Willis and James Randolph Garn). Expenses incurred by the Company totaled $663,159 for the three months ended March 31, 2003. The Company paid ESI a total of $458,816 for sales lead generation for the three months ended March 31, 2003. In addition, the Company will purchase certain operating supplies for ESI. As of March 31, 2003, the amount owed the Company for these supplies amounted to $5,417.

The President and Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which was the parent company of KT Solutions, Inc. At the time of the sale of the Business Development Series to Knowledge Transfer Systems, Inc. for 875,000 Knowledge Transfer Systems, Inc. preferred shares in 2002, there was no related party relationship between the companies and/or the officers and directors of the companies at the time of the transaction.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - COMMITMENTS AND CONTINGENCIES

In March, May and September 2002, the Company entered into operating leases for certain office space. Future minimum lease payments under these operating leases as of December 31, 2002 are as follows:

                  Year Ending December 31:
                  2003.................................   197,998
                  2004.................................   223,998
                  2005.................................   168,499
                  2006.................................     37,467
                                                       -----------

                  Total................................$   627,962
                                                       ===========


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

On April 23, 2003, the Company filed Form 8-K on the engagement of a new independent accounting firm, Robison, Hill & Co., effective April 11, 2003, to audit the Company's financial statements for the fiscal years ended December 31, 20002 and 2001.

The Company entered into arbitration with a vendor concerning the cancellation of a contract which resulted in a settlement in April 2003 of $20,000. This settlement amount between the two parties was fully accrued for as of December 31, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of  Operations
         -----------------------------------------------------------------------

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

During 2002, the trading price of the Company's stock declined significantly, raising questions about whether the fair value of goodwill exceeds its carrying amount. An evaluation of the carrying amount of goodwill was conducted during the 4th quarter 2002, which included an evaluation of whether the decline in the trading price of the Company's stock is other than temporary. The Company determined that the decline in its trading price was other than temporary and subsequent to December 31, 2002, engaged an independent valuation firm to perform a valuation of the Company. This resulted in a write-down in goodwill by the Company of $12,461,246 as of December 31, 2002. Goodwill amounts to $1,088,868 as of March 31, 2003.

Investment securities

Investment securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company employs a methodology in evaluating whether a decline in fair value below cost basis is other than temporary that considers available evidence regarding its investment securities. In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends, and; the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of investment securities in the Company's portfolio, if, among other things, relevant information related to the Company's investment securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment during the 2002. As discussed in Note C to the accompanying financial statements, the Company wrote-down the value of investment securities by $1,629,250 in 2002. The new cost basis in the investment securities written-down, as of December 31, 2002, is $0.

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

Results of Operations for the Three Months Ended March 31, 2003
compared to Three Months Ended March 31, 2002
--------------------------------------------------------------------------------

Sales

Sales for the three months ended March 31, 2003 and 2002 were $5,493,208 and $2,794,696, respectively, which represents a 97% increase from the prior period. The Company's principal source of revenue for the three months ended March 31, 2003 consisted of product and service sales. The primary reason for the increase in sales can be attributed to the consolidation all of its administrative and accounting functions to the Provo, UT office in an effort to improve its fulfillment and shipping operations and improve corporate responsiveness. This has enabled the Utah office to greatly improve its ability to service its customers. In conjunction with this consolidation, the Company has hired additional sales and marketing associates which has also positively impacted sales in the first quarter 2003. Also, in first quarter 2003, the Company initiated the utilization of its training center in Orem, UT to assist its customers in maintaining and expanding their Internet presence. We believe that through consumer education and enhanced customer service, we can increase customer participation and generate significant internal growth

Cost of Sales

Cost of sales for the three months ended March 31, 2003 and 2002 was $2,546,892 and $1,122,455, respectively, representing an increase of 127%. Cost of sales for the three months ended March 31, 2003 and 2002 represented costs associated with the generation of sales leads and the providing of coaching services to customers that purchase the Company's products. The main reason for the increase in cost of sales for the three months ended March 31, 2003, as compared to a year ago for the same period, can be attributed to cost of sales increasing in conjunction with the increase in sales for the period.

Selling

Selling expenses for the three months ended March 31, 2003 and 2002 were $1,225,118 and $600,891, respectively, representing an increase of 104%. These costs consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The main reason for the increase in selling costs can be attributed to the increase in sales of products and services from new and existing sales associates.

General and Administrative

General and administrative expenses for the three months ended March 31, 2003 and 2002 were $1,682,801 and $742,070, respectively, representing an increase of 127%. The Company's general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The primary reason for the increase in general and administrative costs was attributable to higher wages paid in the first quarter 2003.

Liquidity and Capital Resources

      At March 31, 2003, cash was $1,462,821, an increase of $124,476 from December 31, 2002. Cash provided by operations was $303,572 for the three months ended March 31, 2003. The primary reason for the positive operating cash for the three months ended March 31, 2003, can be attributed to the Company's higher sales volume during the first three months of 2003. In addition, the Company experienced an increase in its deferred revenue for the three months ended March 31, 2003. The Company's higher sales volume regarding coaching sessions was the primary reason for the increase in deferred revenue. The Company also experienced non-cash prepaid expenses and non-cash expenditures of $92,916 during the current quarter, which also positively effected cash. The Company paid down its note payable and line of credit balances by $83,001 during the current quarter. The Company anticipates paying down additional notes payable amounts during 2003. Stockholders' equity amounts to $2,302,814 as of March 31, 2003.

The Company issued 80,000 shares of its Series B preferred stock to certain directors of the Company as prepaid executive compensation and executive compensation at a stated value of $1.00 per share in the first quarter 2003. The company recorded non-cash executive compensation of $20,000 for the three months ended March 31, 2003, related to these Series B preferred shares. The remaining $60,000 will be incurred during the following three quarters of 2003.

       The Company issued 233,333 shares of its common stock during the first quarter 2003 for prepaid public relation services to be provided in future periods.

       The Company issued 133,333 shares of its common stock as a charitable contribution during the first quarter 2003.

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


PART II -     OTHER INFORMATION
              ------------------

Item 1.  Legal Proceedings
         -----------------

                None

Item 2.  Changes in Securities
         ---------------------

         The Company in the current quarter issued 233,333 shares of common stock for prepaid public relation services to be provided in future periods. In addition, the Company issued 133,333 shares of common stock as a charitable contribution during the current period. These securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

         The Company issued 80,000 shares of its Series B preferred stock to certain directors of the Company as prepaid executive compensation and executive compensation at a stated value of $1.00 per share in the first quarter 2003. The company recorded non-cash executive compensation of $20,000 for the three months ended March 31, 2003, related to these Series B preferred shares. The remaining $60,000 will be incurred during the following three quarters of 2003.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

a.       Exhibits

              99-1 - CEO Certification
              99-2 - CFO Certification

b. Reports of Form 8-K

              During the period covered by this report, the Company filed the following reports on Form 8-K.

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


                                         Innovative Software Technologies, Inc.

Date:        May 14, 2003                /s/ Douglas S. Hackett
                                         -------------------------------------
                                         Douglas S. Hackett
                                         President, Chief Executive Officer
                                         and Director

                                         /s/ Linda W. Haslem
                                         -----------------------------------
                                         Linda W. Haslem
                                         Chief Financial Officer

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Douglas S. Hackett, President, Chief Executive Officer and Director of Innovative Software Technologies, Inc., certify that:

 1. I have reviewed this Quarterly Report on Form 10-QSB of Innovative Software Technologies, Inc. (the "Registrant");

 2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

 3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

           b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

           c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: May 14, 2003         /s/ Douglas S. Hackett
                            ----------------------------------------------------
                            Douglas S. Hackett
                            President, Chief Executive Officer and Director
                            (Principal Executive Officer)

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Linda W. Haslem, Chief Financial Officer of Innovative Software Technologies, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-QSB of Innovative Software Technologies, Inc. (the "Registrant");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

           b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

           c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):


           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 31, 2003          /s/ Linda W. Haslem
                            ---------------------------------------------
                            Linda W. Haslem
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)