Form 10QSB
period 2003-08-13
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2003-08-14
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                       Commission File Number: 000-1084047


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


        California                                        95-4691878
--------------------------------------       ----------------------------------
 (State or other jurisdiction                 (IRS Employer Identification No.)
  of incorporation or organization)


                               5072 North 300 West
                                 Provo, UT 84604
                    (Address of principal executive offices)

                                 (801) 371-0755
                           (Issuer's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

There were 52,897,186 shares of common stock, $0.001 par value, outstanding as of August 14, 2003.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB


                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                            Page

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - June 30, 2003 (Unaudited)
     and December 31, 2002................................................    3

   Condensed Consolidated Statements of Operations (Unaudited) for the Three
and
     Six Months Ended June 30, 2003 and 2002..............................    4

   Condensed Consolidated Statements of Comprehensive Income for the Three and
     Six Months Ended June 30, 2003 and 2002..............................    5

   Condensed Consolidated Statement of Stockholders' Equity/(Deficiency) (Unaudited) for the
     Six Months Ended June 30, 2003.......................................    6

   Condensed Consolidated Statements of Cash Flows (Unaudited) for the
     Six Months Ended June 30, 2003 and 2002..............................    7

   Notes to the Condensed Consolidated Financial Statements (Unaudited)...    8

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   20

Item 3. Controls and Procedures...........................................   29


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................   29

Item 2. Changes in Securities.............................................   30

Item 3. Defaults upon Senior Securities...................................   30

Item 5. Other Information.................................................   30

Item 6. Exhibits and Reports on Form 8-K..................................   30

Signatures................................................................   31

Index to Exhibits.........................................................   32

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                               (Unaudited)
                                                  June 30,         December 31,
                                                   2003               2002
                                              -------------    ----------------
                                 ASSETS


Current Assets
    Cash....................................... $2,561,901       $ 1,338,345
    Accounts receivable.........................   108,309            14,700
    Other receivables...........................    79,104            59,772
    Prepaid expenses............................    40,000            67,179
    Other current assets........................ 1,241,109           706,486
                                                ----------       -----------
        Total Current Assets.................... 4,030,423         2,186,482
                                                ----------       -----------
Property and Equipment, Net....................    454,220           379,349
                                                ----------       -----------
Other Assets
   Goodwill....................................  1,088,686         1,088,686
   Other assets................................        -
   Deposit.....................................     42,656            48,698
                                                ----------       -----------

Total Assets................................... $5,615,985       $ 3,703,215
                                              ============       ===========


Current Liabilities
   Note payable - Line of credit...............  $   3,974          $ 40,660
   Current maturities of long-term debt........     85,738            44,274
   Accounts payable and accrued expenses.......  1,364,924           861,366
   Deferred revenue............................    460,062           256,148
   Other current liabilities...................    738,974            83,278
   Reserve for sales returns and allowances....    402,038           220,266
                                                ----------      ------------
      Total Current Liabilities................ 3,055,710          1,505,992
                                                ----------      ------------

Long-term debt, net of current maturities......         -            87,223

Stockholders' Equity
   Preferred stock - no par; 25,000,000 shares
     authorized Series A preferred stock;
     1,650,500 shares issued and outstanding;
     $1.00 stated value........................  1,650,500         1,650,500
   Series B preferred stock; 408,491 shares
     issued and outstanding; $1.00
     stated value..............................    408,491           328,491
   Common stock - $0.001 par value; 100,000,000
      shares authorized and 52,897,186
      and 52,481,289 shares issued and
      outstanding, respectively ...............     52,897            52,481
   Additional paid-in-capital.................. 13,136,970        13,119,719
   Accumulated deficit.........................(12,688,583)      (13,041,191)
                                                -----------       ----------
Total Stockholders' Equity.....................  2,560,275         2,110,000
                                                -----------       ----------
Total Liabilities and Stockholders' Equity..... $5,615,985       $ 3,703,215
                                                ==========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Innovative Software Technologies, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                           For the Three Months       For the Six Months
                                                             Ended June 30,             Ended June 30,
                                                       --------------------------  ----------------------------
                                                           2003            2002      2003            2002
                                                       -------------  -----------  ------------  --------------

Sales................................................  $   6,997,995  $ 2,994,339  $ 12,491,203   $   5,789,035

Cost of Sales........................................      3,515,533      999,229     6,062,425       2,121,684
                                                       -------------  -----------  ------------   -------------

Gross Profit.........................................      3,482,462    1,995,110     6,428,778       3,667,351
                                                       -------------  -----------  ------------   -------------

Operating Expenses
     General and administrative......................      1,731,588      916,707     3,414,388       1,658,777
     Selling.........................................      1,533,699      681,308     2,758,817       1,282,199
     Loss on investment securities...................              -            -             -               -
     Non-recurring expenses..........................              -      169,578             -         169,578
                                                       -------------  -----------  ------------   -------------

     Total Operating Expenses........................      3,265,287    1,767,593     6,173,205       3,110,554
                                                       -------------  -----------  ------------   -------------

Income (Loss) From Operations........................        217,175      227,517       255,573         556,797
                                                       -------------  -----------  ------------   -------------

Other Income (Expense)
     Other income....................................         30,760       16,390        74,872          18,092
     Interest income.................................         18,444           -         35,831               -
Interest expense.....................................        (13,668)      (6,555)      (13,668)         (6,555)
                                                       -------------  -----------   -----------   -------------


     Total Other Income (Expense)....................         35,536        9,835        97,035          11,537
                                                       -------------  -----------  ------------   -------------

Income (Loss) Before Income Taxes....................        252,711      237,352       352,608         568,334

Income Taxes.........................................              -       85,326             -         220,000
                                                       -------------  ------------ ------------   --------------

Net Income (Loss)....................................  $     252,711  $   152,026  $    352,608   $     348,334
                                                       =============  ===========  ============   =============

Basic and Diluted Income (Loss) per Share............  $        0.00        0.00   $       0.01   $        0.01
                                                       =============  ==========   ============   =============

Weighted Average Number of Common Shares
Used in Per Share Calculation (basic and diluted)....     52,870,136  48,319,952     52,821,170      48,303,618
                                                       =============  ==========   =============  =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Innovative Software Technologies, Inc.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                          For the Three Months      For the Six Months
                                                             Ended June 30,            Ended June 30,
                                                          ---------------------     --------------------
                                                            2003           2002       2003       2002


Net income/(loss)....................................  $   252,711   $  152,026    $ 352,608   $ 348,334
Other comprehensive income/(loss), net of tax:
Unrealized loss on investments.......................            -      (86,518)         -      (509,914)
                                                       -----------   ----------    ---------   ---------


Other comprehensive income/(loss)....................  $   252,711    $ (86,518)   $ 352,608   $(509,914)
                                                       -----------   ----------   ----------   ---------
Comprehensive income/(loss)..........................      252,711       65,508      352,608    (161,580)
                                                       ===========   ==========   ==========   =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003




                                                                                                              Retained     Total
                      Preferred Stock        Preferred Stock       Common Stock     Additional    Accum.      Earnings     Stock-
                         Series A               Series B                             paid-in-    Comprehen- (Accumulated)  holders'
                      Shares     Amount      Shares   Amount    Shares      Amount    capital    sive Loss     Defict)     Equity

Balance -
  December 31, 2001   1,850,000 $ 1,850,000  248,491 $ 248,491  48,285,283 $ 48,285 $ 12,626,679  $(204,354) $(290,941) $14,278,160

Issuance of Common
 stock for
 services provided                                                   4,000        4       14,196                             14,200

Issuance of Common
 stock                                                              40,730       41       36,951                             36,992

Issuance of Common
 stock for
 services provided                                                   6,125        6       20,644                             20,650

Issuance of Common
 Stock for software                                                 53,845       54       69,946                             70,000

Issuance of Common
 stock                                                              24,375       24       23,219                             23,243

Issuance of Common
 Stock for
 services provided                                                 291,250      291       21,553                             21,844

Conversion of Series A
 Preferred Stock to
 Common Stock          (199,500)   (199,500)                     3,000,000    3,000      196,500                                -

Issuance of Common
 stock for
 services provided                                                   5,000        5          370                                375

Issuance of Common
 stock                                                              76,960       77       18,939                             19,016

Issuance of Common
 stock                                                              23,169       23        3,992                              4,015

Issuance of Common
 stock for
 services provided                                                  39,702       40        4,760                              4,800

Series A Preferred
 Stock Dividend                                                    107,568      108       13,892                (14,000)        -

Series A Preferred
 Stock Dividend                                                     30,734       31        3,969                 (4,000)        -

Series A Preferred
 Stock Dividend                                                    420,054       20       54,250                (54,670)        -

Series B Preferred
 Stock Dividend                                                     72,494       72        9,859                 (9,931)        -

Issuance of Series B
 Preferred Stock for
 Executive Compensation                       80,000    80,000                                                               80,000

Unrealized loss on
investments                                                                                      (1,424,896)             (1,424,896)

Unrealized loss on
investments recognized
in income due to other
than temporary impariment                                                                         1,629,250               1,629,250

Net income for the
 year ended
 December 31, 2002         -            -                              -         -           -        -     (12,667,649)(12,667,649)
                      ---------   ---------  -------   -------  ----------   ------   ----------  --------- ----------- -----------

Balance -
 December 31, 2002    1,650,500   1,650,500  328,491   328,491  52,481,289   52,481   13,119,719      -     (13,041,191)  2,110,000
                      =========   =========  =======   =======  ==========   ======   ==========  ========= =========== ===========
Issuance of
 Common Stock

                                       6

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        For the Six Months
                                                           Ended June 30,
                                                        2003            2002
                                                      -----------------------

Cash Flows From Operating Activities
 Net income/(loss).........................           $  352,608   $  348,334
 Adjustments to reconcile net income/(loss)
 to net cash provided by operating activities:
  Depreciation and amortization.............              95,102       40,798
  Allowance for doubtful accounts...........                   -      124,500
  Prepaid non-cash executive compensation...              40,000            -
  Prepaid non-cash public relations expense.               2,250            -
   Non-cash expenses........................              55,417       34,850
  Changes in operating assets and liabilities:
   Accounts receivable......................             (93,609)    (564,128)
   Prepaid expenses.........................              27,179      (13,664)
   Other receivables........................             (19,332)     (17,569)
   Other current assets.....................            (534,623)    (311,911)
   Other assets.............................                   -       23,810
   Deposits.................................               6,042      (31,707)
   Accounts payable and accrued expenses....             503,558      423,850
   Other liabilities........................             655,696      169,578
   Reserve for returns and allowances.......             181,772       34,964
   Deferred revenue.........................             203,914      179,690
   Accrued federal and state income tax.....                   -      221,844
                                                       ---------   ----------

  Net Cash Provided by/(Used In) Operating Activities  1,475,974      663,239
                                                       ---------   ----------

Cash Flows Used In Investing Activities
  Capital expenditures......................            (169,973)    (325,037)
                                                       ---------   ----------

  Net Cash Used In Investing Activities.....            (169,973)    (325,037)
                                                       ----------  ----------

Cash Flows From Financing Activities
  Issuance of common stock..................                   -       36,992
  Proceeds from borrowings under line of credit                -       50,000
  Proceeds from borrowing under note payable               8,085       81,186
  Repayments under line of credit agreement.             (36,686)      (5,029)
  Repayments on notes payable...............             (53,844)      (7,176)
                                                       ---------   ----------

  Net Cash (Used in)/Provided by Financing Activities    (82,445)     155,973
                                                       ---------   ----------

Net Increase /(Decrease) in Cash and Cash Equivalents  1,223,556      494,175

Cash and Cash Equivalents at Beginning of Year         1,338,345      282,307
                                                     -----------   ----------

Cash and Cash Equivalents at End of Period           $ 2,561,901   $  776,482
                                                     ===========   ==========

Supplemental Cash Flow Information:
  Unrealized loss on securities available for sale   $         -   $ (509,914)
                                                     ===========   ==========
  Issuance of common stock for software....          $         -   $   70,000
                                                     ===========   ==========
  Issuance of common stock for services provided     $     4,750   $   34,850
                                                     ===========   ==========
  Issuance of Series B preferred stock for
        executive compensation                       $    40,000   $        -
                                                     ===========   ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A  - COMPANY DESCRIPTION

    Innovative Software Technologies, Inc. (the "Company" or "Innovative"), operating in one business segment, is a software company specializing in small business and financial eLearning tools and consulting services. The Company's main products are EMS, a turnkey web builder, e-commerce solution and data management system targeted to small businesses; The Financial Toolkit 1.0, an integrated financial services and education program; Skills in Demand, consisting of eLearning courses that cater to small business owners and entreprenuers, and eTaxNet, a provider of online tax and consulting services. In addition, the Company offers, for most of its software and learning products, technical support and coaching services.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    NOTE A  -  COMPANY DESCRIPTION - Continued

    The purchase price for the acquisition of EPMG has been allocated on the fair value basis on the acquisition date as follows:

      Assets acquired:

      Goodwill........................           $  13,549,932
      Net assets acquired.............                  25,068
                                                 -------------

      Total Assets Acquired...........           $  13,575,000
                                                 =============

      Total Purchase Price............           $  13,575,000
                                                 =============


     The acquisition described above was accounted for as a purchase transaction in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and, accordingly, the results of operations and assets and liabilities of the acquired company are included in the consolidated financial statements from the acquisition date. A portion of the goodwill has been written down by the Company as of December 31, 2002. See Note B to the Condensed Consolidated Financial Statements (Unaudited).



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

    2.    Interim Condensed Consolidated Financial Statements

          The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year. The balance sheet as of December 31, 2002 has been derived from the Company's audited consolidated balance sheet as of that date.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     3.   Principles of Consolidation

          The accompanying consolidated financial statements includes the accounts of Innovative Software Technologies, Inc. and the accounts of its wholly-owned subsidiary Energy Professional Marketing Group, Inc.
          (EPMG)  as of and  for  the  six  months  ended  June  30,  2003.  All significant intercompany transactions and balances have been eliminated in consolidation. 4. Revenue Recognition

          The Company recognizes revenue after delivery of the product. To the extent the Company sells software, revenue is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 Revenue Recognition in Financial Statements. In most cases this occurs the same day payment is received from our customers. The Company also reserves for sales returns and allowances based upon historical experience.

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

    5.    Investment Securities

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

    11.   Concentration of Credit Risk

          The Company has increasingly relied on ESI to provide the Company with sales leads. As a percentage of the overall sales leads provided to the Company for the three months ended June 30, 2003, 57% of the leads were provided by ESI. This is compared to 35% for the three months ended March 31, 2003.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - INVESTMENT SECURITIES

The Company currently holds three investment securities, which the Company acquired in connection with strategic business transactions and relationships. Our available-for-sale securities are carried at fair value and unrealized gains or losses are included in stockholders' equity. The Company held the following investment securities at June 30, 2003 and December 31, 2002. The cost basis of our investment securities reflects adjustments for other than temporary impairments in value.

   Investment                       Cost      Gross Unrealized   Estimated
   Securities                       Basis     Gains  Losses      Fair Value

  June  30, 2003
   EnSurge, Inc. common stock       $   -     $   -   $    -     $       -
   Knowledge Transfer Systems, Inc.
   common stock                         -         -        -             -
   Knowledge Transfer Systems, Inc.
   preferred stock                      -         -        -             -
                                   -------    ------  ------     ---------
                                   $    -     $    -  $    -     $       -
                                   =======    ======  ======     =========



   Investment                      Cost       Gross Unrealized   Estimated
   Securities                      Basis      Gains    Losses   Fair Value

   December 31, 2002
   EnSurge, Inc. common stock      $   -      $    -   $    -    $      -
   Knowledge Transfer Systems, Inc.
   common stock                        -           -        -           -
                                  -------     ------   -------   --------
                                  $    -           -   $     -   $      -
                                  =======     ======   =======   ========


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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On September 23, 2002, the Company sold the Business Development Series, e-learning content and software to Knowledge Transfer Systems, Inc. in exchange for 875,000 Knowledge Transfer Systems, Inc. preferred shares with a stated value of $1.00 per share. The preferred shares are convertible, at the discretion of the Company, to Knowledge Transfer Systems, Inc. common stock at 95% of the fair market value of Knowledge Transfer System's common stock based on a five day average proceeding the date of conversion. Due to the disclosure by the management of Knowledge Transfer Systems, Inc. of a possible bankruptcy by its wholly-owned subsidiary, KT Solutions, Inc., the Company considered the value of these securities permanently impaired and wrote down the entire carrying value of these investment securities as of December 31, 2002. The reduction in carrying value on these investment securities resulted in a loss on investment of $875,000 during the year ended December 31, 2002. The President and Chief Executive Officer of the Company is the former President and Chief Executive Officer of Ensurge, Inc., which was the parent company of KT Solutions, Inc. At the time of the sale of the Business Development Series to Knowledge Transfer Systems, Inc. for 875,000 Knowledge Transfer Systems, Inc. preferred shares, there was no related party relationship between the companies and/or the officers and directors of the companies.

The above common stock investment securities are traded on the OTC Bulletin Board. All of the Company's investment securities are stocks of high technology companies whose market prices have been extremely volatile. The market prices of these companies' stocks have declined substantially in the past two years.

NOTE D - PROPERTY & EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation as follows:

                                      June 30,    December 31,
                                        2003         2002
                                      ------------------------
      Machinery and Equipment.........$314,344     $   246,594
      Furniture and Fixtures..........  61,994          51,683
      Computer Software............... 280,610         190,624
      Leasehold improvements..........  36,018          34,092
                                      --------    ------------
      ................................ 692,966         522,993
      Less: Accumulated depreciation
            and amortization          (238,746)       (143,644)
                                      ---------   ------------


      Property and Equipment, Net.....$454,220    $    379,349
                                      ========   =============


NOTE E - OTHER ASSETS

The Company has established several merchant service accounts whereby the Company processes a high volume of customer sales transactions through certain credit card vendors. These merchant service companies typically hold a percentage of each sales transaction as a reserve against future cancellations. The amount held by these merchant service companies amounts to $1,219,397 and $706,486 as of June 30, 2003 and December 31, 2002, respectively.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:
                                                June 30,    December 31,
                                                  2003        2002
                                               ---------    ------------

      Notes payable, financial institution,
      collaterized by telephone equipment,
      principal and imputed interest payable
      in monthly installments of $1,250
      and $385 due in August 2004.             $  23,648        $20,469

      Notes payable, financial institution,
      secured by a lien on certain furniture
      and equipment, principal and interest
      payable in monthly installments of $2,464
      due in July 2005                            52,276         67,175

      Notes payable, financial institution,
      collaterized by Vehicles, principal
      and accrued interest at 7.78% payable
      in monthly installments of principal
      and imputed interest maturing from
      $217 to $655 from November 2006 to
      February 2007                                9,814         43,853
                                                  85,738        131,497
      Less Current Maturities                     85,738         44,274
                                               ---------       --------
      Long-term - net of current maturities    $      -        $ 87,223
                                               =========       ========

The Company has an unsecured line of credit facility with a financial institution for borrowings up to $50,000 expiring August 31, 2005. Borrowings under the line bear interest at Prime plus 2% (the Prime rate of interest as of June 30, 2003 was 4.00%). As of June 30, 2003, there was $46,026 available on the credit facility.

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

Stock issued for services - The Company issued 291,250 and 5,000 shares of its common stock at a fair market value of $0.075 per share in the fourth quarter 2002. In addition, the Company issued 39,702 shares of its common stock during the first quarter 2003 for services rendered in fourth quarter 2002 at an average fair market value of $0.121 per share.

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

Series A Preferred Stock Dividend - The Company issued 558,356 shares of its common stock as a Series A preferred stock dividend during the fourth quarter 2002. The holders of the shares of Series A Preferred received dividends at the rate of 4% per annum payable in shares of the Company's common stock. The number of shares of common stock distributed as a dividend was calculated by dividing such payment by 95% of the Market Price on the average of the first five trading days after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date. The Company has withheld 137,942 of such shares of common stock payable to two stockholders in connection with a dispute with such stockholders.

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

Finance Agreement - During 2001, Hackett Media, Inc. financed its operation primarily through a Finance Agreement of convertible debt and securities. The Finance agreement calls for financing of up to $2.5 million of which $1 million would be received in increments in 2001, if necessary, and the remaining $1.5 million would be received based upon the Company's performance. As of September 30, 2002, $700,000 of the initial $1 million investment was received by the Company. These proceeds were converted to equity securities during 2001. During the fourth quarter 2001, all of the common shares issued in connection with the conversion of debt in connection with the Finance Agreement above were reissued as Series A preferred shares and common shares as follows: Of the initial $700,000 invested in 2001, $350,000 was converted to Series A preferred shares at a stated value of $1 per share. The remaining $350,000 was reissued as 700,000 shares of common stock at $0.50 per share. During the fourth quarter 2002, the Company passed a Board of Directors' Resolution to formally terminate the Finance Agreement with Iwasaka Investments, Ltd. due to the non-compliance by Iwasaka Investments, Ltd. with the terms of the agreement. The Company believes that the termination of this agreement will have no adverse effect on the operations of the Company.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Issuance of Series B preferred stock - The Company issued 80,000 shares of its Series B preferred stock to certain directors of the Company as prepaid executive compensation and executive compensation at a stated value of $1.00 per share in the first quarter 2003. The Company recorded non-cash executive compensation of $40,000 for the six months ended June 30, 2003. The remaining $40,000 will be incurred during the following two quarters of 2003.

Stock issued for prepaid services - The Company issued 233,333 shares of its common stock in exchange for $2,250 of prepaid public relation services in the first quarter 2003.

Stock issued for charitable contribution - The Company issued 133,333 shares of its common stock as a charitable contribution at a fair market value of $0.08 per share in the first quarter 2003.

Stock issued for services - The Company issued 49,231 shares of its common stock at a fair market value of $0.096 per share in the second quarter 2003 for professional services rendered.

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

During 2002, the Company initiated the purchase of sales leads from Education Success Institute, Inc. (ESI). ESI is owned and operated by two directors of the Company (Ethan Andrew Willis and James Randolph Garn). The Company paid ESI a total of $1,850,789 for sales lead generation for the six months ended June 30, 2003. In addition, the Company reserved for potential returned sales from ESI in the amount of $177,441 as of June 30, 2003. Also, revenue received by the Company for ESI's use of merchant accounts, office supplies and rent totaled $39,558 for the six months ended June 30, 2003.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - COMMITMENTS AND CONTINGENCIES

In March, May and September 2002, the Company entered into operating leases for certain office space. Future minimum lease payments under these operating leases as of June 30, 2003 are as follows:

           Year Ending December 31:
           2003................................   131,999
           2004................................   223,998
           2005................................   168,499
           2006................................    37,467
                                                  -------

           Total..............................  $ 561,963
                                                =========



On June 24, 2003, the Securities and Exchange Commission ("SEC") issued a formal order of investigation with respect to the Company, authorizing the investigation of certain securities matters relating to the Company. The SEC staff has informed the Company that it intends to take the testimony of certain officers of the Company. Prior to the issuance of the order, the Company had voluntarily provided documents and information to the SEC staff in response to informal, non-public inquiries by the staff. The Company intends to fully cooperate with the SEC in its investigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company is a software company specializing in small business and financial eLearning tools and consulting services. The Company's main products are EMS, a turnkey web builder, e-commerce solution and data management system targeted to small businesses; The Financial Toolkit 1.0, an integrated financial services and education program; Skills in Demand, consisting of eLearning courses that cater to small business owners and entreprenuers, and eTaxNet, a provider of online tax and consulting services. In addition, the Company offers, for most of its software and learning products, technical support and coaching services.

     When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB, including those set forth under "Cautionary Statement Concerning Forward-Looking Statements" below.

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

     During  2002,   the  trading   price  of  the  Company's   stock   declined
significantly, raising questions about whether the fair value of goodwill exceeds its carrying amount. An evaluation of the carrying amount of goodwill was conducted during the 4th quarter 2002, which included an evaluation of whether the decline in the trading price of the Company's stock is other than temporary. The Company determined that the decline in its trading price was other than temporary and subsequent to December 31, 2002, engaged an independent valuation firm to perform a valuation of the Company. This resulted in a write-down in goodwill by the Company of $12,461,246 as of December 31, 2002. Goodwill amounts to $1,088,868 as of June 30, 2003.

     Investment securities

     Investment securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company employs a methodology in evaluating whether a decline in fair value below cost basis is other than temporary that considers available evidence regarding its investment securities. In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends, and the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of investment securities in the Company's portfolio, if, among other things, relevant information related to the Company's investment securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment. As discussed in Note C to the accompanying financial statements, the Company wrote-down the value of investment securities by $1,629,250 in 2002. The new cost basis in the investment securities written-down, as of December 31, 2002, is $0.

     Revenue Recognition

     The Company recognizes revenue after delivery of the product. To the extent the Company sells software, revenue is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9 and clarified by Staff Accounting Bulletin (SAB) 101 Revenue Recognition in Financial Statements. In most cases this occurs the same day payment is received from our customers. The Company also reserves for sales returns and allowances based upon historical experience.

     The Company provides support services for some of its products. Payments received by the Company for these services are generally recorded as deferred revenue and recognized over the term of the services. The Company estimates the amount earned for services based upon the period of time that has elapsed since the invoice date. For example, if an agreement provides for a ten-week course of coaching services, the Company estimates that one-half of the revenues for coaching services are earned after five weeks. If the ten-week course begins five weeks before the end of a fiscal quarter, the Company will recognize one-half of the coaching revenues as revenues received in the fiscal quarter and will record one-half as deferred revenue. The Company makes two assumptions in recognizing coaching revenues: (1) that coaching services begin immediately after the invoice date and (2) that customers do not make-up missed coaching sessions, unless customers specifically request that their coaching sessions be placed on hold. The Company believes that these assumptions are reasonable based upon the Company's experience.

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


Results of Operations for the Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

     Sales

     Sales for the three months ended June 30, 2003 and 2002 were $6,997,995 and $2,994,339, respectively, which represents a 134% increase from the prior period. The Company's principal source of revenue for the three months ended June 30, 2003 consisted of software product and service sales. The primary reason for the increase in sales can be attributed to the consolidation of all of its administrative and accounting functions to the Provo, UT office in an effort to improve the Company's fulfillment and shipping operations and improve corporate responsiveness. This consolidation was completed in September 2002. This has enabled the Utah office to greatly improve its ability to service its customers. The Company has experienced substantial increases in sales per sales associate as a result of the consolidation. In conjunction with this consolidation, the Company has hired additional sales and marketing associates which has also positively impacted sales for the six months ended June 30, 2003. Also, in first quarter 2003, the Company initiated the utilization of its training center in Orem, UT to assist its customers in maintaining and expanding their Internet presence. Among the Company's products and services, sales of the Company's personal finance products and services have been increasing at a faster rate than its other products and services.

     Cost of Sales

     Cost of sales for the three months ended June 30, 2003 and 2002 was $3,515,533 and $999,229, respectively, representing an increase of 252%. Cost of sales for the three months ended June 30, 2003 and 2002 represented costs associated with the generation of sales leads and the providing of coaching services to customers that purchase the Company's products. The main reason for the increase in cost of sales for the three months ended June 30, 2003, as compared to a year ago for the same period, can be attributed to cost of sales increasing in conjunction with the increase in sales for the period. In addition, cost of sales increased 17% as a percentage of sales when comparing the three months ended June 30, 2003 and 2002. This increase is mainly attributable to the rise in the cost of generating sales leads and the providing of coaching services for the same period a year ago. See "Related Party Transactions - Relationship with ESI" below.

     Gross Margin

     Gross profit as a percentage of revenues was 49.8% for the three months ended June 30, 2003 and 66.6% for the three months ended June 30, 2002. The decrease was caused by the rise in costs of generating sales leads and the providing of coaching services. See "Cost of Sales" above.

     Selling

     Selling expenses for the three months ended June 30, 2003 and 2002 were $1,533,699 and $681,308, respectively, representing an increase of 125%. These costs consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The main reason for the increase in selling costs can be attributed to the increase in sales of products and services from new and existing sales associates. Selling costs have increased in proportion as a percentage of sales for the three months ended June 30, 2003 and 2002. The Company pays 40% of net earnings before taxes into a profit sharing pool that is divided equally among three executive officers of the Company.

     General and Administrative

     General and administrative expenses for the three months ended June 30, 2003 and 2002 were $1,731,588 and $916,707, respectively, representing an increase of 89%. The Company's general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The primary reason for the increase in general and administrative expenses was attributable to higher administrative wage costs for the three months ended June 30, 2003.

     Non-recurring Expenses

     Non-recurring expense for the three months ended June 30, 2003 and 2002 was $0 and $169,578, respectively. Non-recurring expense in 2002 represented back wages due to EPMG's employees. This cost resulted from a completed examination of the Company's labor practices by the United States Department of Labor. The period of examination covered the Company's operations from May 2000 to May 2002.


     Income Taxes

     The Company accrued for income taxes of $0 and $85,326 for the three months ended June 30, 2003 and 2002, respectively. The Company's effective income tax rates were 0% and 36% for the three months ended June 30, 2003 and 2002, respectively. The Company did not record a provision for income taxes for the three months ended June 30, 2003, based on the Company's future tax loss attributable to the goodwill amortization from the write off of goodwill in 2002. See "Critical Accounting Policies - Goodwill and Intangible Assets" above.

     Net Income

     The Company had net income of $252,711 for the three months ended June 30, 2003 compared to net income of $152,026 for the three months ended June 30, 2002. The increase in net income was due to the Company not recording a provision for income taxes in the current quarter. See "Income Taxes" above. Net income before income taxes increased $15,359 or 6.5% when comparing the three months ended June 30, 2003 and 2002 . In addition, net income before income taxes decreased 4.3% as a percentage of sales when comparing the three months ended June 30, 2003 and 2002. This decrease is mainly attributable to the rise in the cost of generating sales leads and the providing of coaching services for the same period a year ago. See "Cost of Sales" above.


Results of Operations for the Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

     Sales

     Sales for the six months ended June 30, 2003 and 2002 were $12,491,203 and $5,789,035, respectively, which represents a 116% increase from the prior period. The Company's principal source of revenue for the six months ended June 30, 2003 consisted of software product and service sales. The primary reason for the increase in sales can be attributed to the consolidation of all of its administrative and accounting functions to the Provo, UT office in an effort to improve its fulfillment and shipping operations and improve corporate responsiveness. This consolidation was completed in September 2002. This has enabled the Utah office to greatly improve the Company's ability to service its customers. The Company has experienced substantial increases in sales per sales associate as a result of the consolidation. In conjunction with this consolidation, the Company has hired additional sales and marketing associates which has also positively impacted sales for the first six months of 2003. Also, in first quarter 2003, the Company initiated the utilization of its training center in Orem, UT to assist its customers in maintaining and expanding their Internet presence. Among the Company's products and services, sales of the Company's personal finance products and services have been increasing at a faster rate than its other products and services.


     Cost of Sales

     Cost of sales for the six months ended June 30, 2003 and 2002 was $6,062,425 and $2,121,684, respectively, representing an increase of 186%. Cost of sales for the six months ended June 30, 2003 and 2002 represented costs associated with the generation of sales leads and the providing of coaching services to customers that purchase the Company's products. The main reason for the increase in cost of sales for the three months ended June 30, 2003, as compared to a year ago for the same period, can be attributed to cost of sales increasing in conjunction with the increase in sales for the period. In addition, cost of sales increased 12% as a percentage of sales when comparing the six months ended June 30, 2003 and 2002. This increase is mainly attributable to the rise in the cost of generating sales leads and the providing of coaching services for the same period a year ago. See "Related Party Transactions - Relationship with ESI" below.

     Gross Margin

     Gross profit as a percentage of revenues was 51.5% for the six months ended June 30, 2003 and 63.3% for the six months ended June 30, 2002. The decrease was caused by the rise in the cost of generating sales leads and the providing of coaching services for the same period a year ago. .

     Selling

     Selling expenses for the six months ended June 30, 2003 and 2002 were $2,758,817 and $1,282,199, respectively, representing an increase of 115%. These costs consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The main reason for the increase in selling costs can be attributed to the increase in sales of products and services from new and existing sales associates. Selling costs have increased in proportion as a percentage of sales for the six months ended June 30, 2003 and 2002.

     General and Administrative

     General and administrative expenses for the six months ended June 30, 2003 and 2002 were $3,414,388 and $1,658,777, respectively, representing an increase of 106%. The Company's general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The primary reason for the increase in general and administrative expenses was attributable to higher administrative wages for the six months ended June 30, 2003.

     Non-recurring Expenses

     Non-recurring expense for the six months ended June 30, 2003 and 2002 was $0 and $169,578, respectively. Non-recurring expense in 2002 represented back wages due to EPMG's employees. This cost resulted from a completed examination of the Company's labor practices by the United States Department of Labor. The period of examination covered the Company's operations from May 2000 to May 2002.

     Income Taxes

     The Company accrued income taxes of $0 and $220,000 for the six months ended June 30, 2003 and 2002, respectively. The Company effective income tax rates were 0% and 39% for the six months ended June 30, 2003 and 2002, respectively. The Company did not record a provision for income taxes for the three months ended June 30, 2003, based on the Company's future tax loss attributable to the goodwill amortization from the write off of goodwill in 2002. See "Critical Accounting Policies - Goodwill and Intangible Assets" above.


     Net Income

     We had net income of $352,608 for the six months ended June 30, 2003 compared to net income of $348,334 for the six months ended June 30, 2002. The increase in net income was due to the Company not recording a provision for income taxes in the current quarter. See "Income Taxes" above. Net income before income taxes decreased $215,726 or 38% when comparing the six months ended June 30, 2003 and 2002. In addition, net income before income taxes decreased 7.0% as a percentage of sales when comparing the six months ended June 30, 2003 and 2002. This decrease is mainly attributable to the rise in the cost of generating sales leads and the providing of coaching services for the same period a year ago. See "Cost of Sales" above.

Related Party Transactions

     Relationship with ESI. In September 2002, Energy Professional Marketing Group, Inc. (EPMG), a wholly-owned subsidiary of the Company, entered into an Opportunity and Strategic Alliance Agreement with Education Success Institute
(ESI). Under the agreement, EPMG purchases sales leads from ESI. ESI is owned and operated by Ethan A. Willis and James R. Garn, each of whom serves as a vice president and director of the Company. Under the agreement, with respect to cash sales made by EPMG to sales leads generated by ESI, gross sales after a reserve of 4% are divided 66% to EPMG and 34% to ESI. The Company believes that the agreement is the product of arm's length negotiation between the parties. The Company was generating a significant portion of their sales leads internally; however, this was generally unprofitable for the Company and the decision was made to outsource the generation of sales leads to ESI. The Company paid ESI a total of $1,391,973 for sales lead generation for the three months ended June 30, 2003 and $1,850,789 for sales lead generation for the six months ended June 30, 2003. In addition, the Company reserved for potential returned sales from ESI in the amount of $177,441 as of June 30, 2003. Also, revenue received by the Company for ESI's use of merchant accounts, office supplies and rent totaled $6,880 for the three months ended June 30, 2003 and $32,678 for the six months ended June 30, 2003.


Liquidity and Capital Resources

     At June 30, 2003, cash was $2,561,901, an increase of $1,223,556 from December 31, 2002. Cash provided by operations was $1,475,974 for the six months ended June 30, 2003. The primary reason for the positive operating cash for the six months ended June 30, 2003, can be attributed to the Company's higher sales volume during the first six months of 2003. In addition, the Company's primary merchant service company ceased holding a percentage of each sales transaction as a reserve against future cancellations, which has positively impacted cash in the current quarter. The Company also experienced non-cash prepaid expenses and non-cash expenditures of $97,667 during the six months ended June 30, 2003, which also positively effected cash. The Company paid down its note payable and line of credit balances by $90,530 during the six months ended June 30, 2003. The Company anticipates paying down additional notes payable amounts during 2003. Stockholders' equity amounts to $2,560,275 as of June 30, 2003.

     The Company issued 80,000 shares of its Series B preferred stock to certain directors of the Company as prepaid executive compensation and executive compensation at a stated value of $1.00 per share in the first quarter 2003. The Company recorded non-cash executive compensation of $40,000 for the six months ended June 30, 2003, related to these Series B preferred shares. The remaining $40,000 will be incurred during the following two quarters of 2003.

     The Company issued 233,333 shares of its common stock during the first quarter 2003 for prepaid public relation services to be provided in future periods.

     The Company issued 133,333 shares of its common stock as a charitable contribution during the first quarter 2003.

     The Company issued 39,702 shares of its common stock for professional services provided during the first quarter 2003.

     The Company issued 49,231 shares of its common stock for professional services provided during the second quarter 2003.

     The Company expects that its existing cash resources and cash flow generated from operations will be sufficient to meet its operating requirements and ordinary capital expenditure needs during the next twelve months.


Trends

     The following is a description of certain trends, events and uncertainties that may affect the Company's future financial results. Due to the potential for change in factors associated with our business, it is impossible to predict or quantify future changes in the Company's business, results of operations and financial condition. See "-Cautionary Statement Concerning Forward-Looking Statements."

     SEC Investigation. As disclosed in Part II, Item 1, the Securities and Exchange Commission issued a formal order of investigation with respect to the Company, authorizing the investigation of certain securities matters relating to the Company. The Company cannot predict the length or potential outcome of the SEC investigation, or the potential impact of the investigation on the Company. If the SEC's investigation results in any formal adverse determination, which may include a fine or other remedies, the Company's financial condition, results of operations and business could be materially adversely affected. The Company has incurred, and may continue to incur, significant legal and other costs in connection with this investigation.

     Reliance on Education Success Institute, Inc. (ESI). As disclosed in the "Related Party Transactions" section above, the Company has increasingly relied on ESI to provide the Company with sales leads. As a percentage of the overall sales leads provided to the Company for the three months ended June 30, 2003, 57% of the leads were provided by ESI. This is compared to 35% for the three months ended March 31, 2003. If the lead generation provided by ESI were to cease for any reason, the Company's financial condition, results of operations and business could be materially adversely affected.

     Internet Marketing Programs. A substantial portion of the Company's sales are developed through marketing programs on the Internet. In the Company's experience, specific marketing programs or methods of marketing on the Internet generally have limited periods of effectiveness. The Company may not rely upon any single marketing program or method of marketing for any significant period of time. In order to continue to market effectively on the Internet, the Company must continue to adapt its current marketing programs and develop new effective programs. Any failure by the Company to continue to develop effective Internet marketing programs could have a material adverse effect on the Company's business, results of operations and financial condition.

     Retention of Sales Personnel. The Company's business is substantially dependent upon the Company's ability to attract and retain effective sales personnel. Any substantial turnover among sales personnel or the loss of key sales personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

     Sales Tax Audit. The Company is scheduled to undergo a sales and use tax audit by the State of Utah. The Company has reserved $90,000 as of June 30, 2003 for payment of sales and use taxes that have not been paid to the State of Utah during the past three years. The Company believes that the accrual is sufficient to cover any sales and use taxes that may be owed. However, there can be no assurance that auditors will not determine that a higher amount is owed by the Company.


Cautionary Statement Concerning Forward-Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to risks and uncertainties, as described below.

     Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company's management or Board of Directors, including plans or objectives relating to the Company's products or services, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i),
(ii) and (iii). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates" or "anticipates," variations thereof or similar expressions.

   Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. The Company's future results of operations, financial condition and business operations may differ materially from those expressed in these forward-looking statements. Investors are cautioned not to put undue reliance on any forward-looking statement.

   There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. The Company provides a detailed discussion of risk factors in various SEC filings, including its Form 10-KSB for the fiscal year ended December 31, 2002, and readers are encouraged to review these filings. Among the factors that could cause actual results to differ materially from those discussed in the forward-looking statements are the following:

     o the Company's ability to generate sales leads in a cost-effective manner;

     o the Company's ability to develop strategic relationships with other businesses;

     o    the level of competition in the Company's industry;

     o    the rate of growth of the Internet and online commerce;

     o    the Company's ability to manage rapid growth in its business;

     o    customer spending patterns;

     o    the mix of products sold to customers;

     o    the mix of net sales derived from products as compared with services;

     o the Company's ability to develop new products and services that keep up with rapid technological change;

     o    the Company's ability to attract and retain qualified personnel;

     o the Company's ability to retain senior management and other key employees;

     o    the outcome of the current SEC investigation involving the Company;

     o    changes in general economic conditions.

     All statements herein are made as of the date of this report. The Company does not undertake to publicly release any revisions to forward-looking statements to reflect events occurring or information obtained after the date of this report.


Item 3.  Controls and Procedures

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 24, 2003, the Securities and Exchange Commission ("SEC") issued a formal order of investigation with respect to the Company, authorizing the investigation of certain securities matters relating to the Company. The SEC staff has informed the Company that it intends to take the testimony of certain officers of the Company. Prior to the issuance of the order, the Company had voluntarily provided documents and information to the SEC staff in response to informal, non-public inquiries by the staff. The Company intends to fully cooperate with the SEC in its investigation.

     The Company cannot predict the length or potential outcome of the SEC investigation, or the potential impact of the investigation on the Company. If the SEC's investigation results in any formal adverse determination, which may include a fine or other remedies, the Company's financial condition, results of operations and business could be materially adversely affected. The Company has incurred, and may continue to incur, significant legal and other costs in connection with this investigation.

     In addition, the Company has formed a committee of independent directors of the Company to investigate the matters raised by Grant Thornton LLP in a letter to the Company dated April 4, 2003, which is filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Company on April 24, 2003. The committee is also authorized to investigate such other matters relating to the Company as it deems advisable.

     The Company is subject to various other claims and lawsuits from time to time in the ordinary course of business. Management does not believe that the outcome of these other matters will have a material adverse effect on the Company's financial condition, results of operations or business.


Item 2.    Changes in Securities

     The Company issued 39,702 and 49,231 shares of common stock on January 31, 2003, and May 21, 2003, respectively, to legal counsel in partial payment for legal services rendered to the Company in the fourth quarter of 2002 and the first quarter of 2003, respectively, based on the average market value of the shares during the respective quarter in which the related legal services were rendered. Such shares were issued in reliance on the exemption provided by section 4(2) of the Securities Act of 1933, based on the Company's belief that the recipient of the shares was a sophisticated investor and had access to information regarding the Company. The certificates evidencing those shares contain legends indicating they were acquired for investment and restricting transfer in the absence of an effective registration or satisfaction of other conditions.


Item 3.    Defaults upon Senior Securities

      (b) There has not been any material arrearage in the payment of dividends on any preferred stock. The Company has withheld a dividend payment of 137,942 shares of common stock payable on Series A Preferred Stock to two stockholders in connection with a dispute with such stockholders.


Item 5. Other Information.

     Hans C. Beyer resigned as a director of the Company during the second quarter of 2003.


Item 6. Exhibits and Reports on Form 8-K.

     a.   Exhibits

          The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

     b.   Reports of Form 8-K

          During the period covered by this report, the Company filed the following reports on Form 8-K:

          On April 24, 2003, the Company filed a Current Report on Form 8-K regarding the dismissal of Grant Thornton, LLP as the Company's independent accounting firm, and the engagement of a new independent accounting firm, Robison, Hill & Co., effective April 11, 2003, to audit the Company's financial statements for the fiscal years ended December 31, 2002 and 2001. This Current Report on Form 8-K was amended on May 29, 2003 and June 4, 2003.

          On April 24, 2003, the Company filed a Current Report on Form 8-K regarding the receipt of written notice under Section 10A of the Securities Exchange Act of 1934, as amended, from Grant Thornton, LLP, the Company's independent accounting firm, the dismissal of Grant Thornton, LLP as the Company's independent accounting firm and the engagement of Robison Hill & Co. as the Company's new independent accounting firm.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Innovative Software Technologies, Inc.

Date:   August 14, 2003             /s/ Douglas S. Hackett
                                    --------------------------
                                    Douglas S. Hackett
                                    President, Chief Executive Officer
                                        and Director

                                    /s/ Linda W. Kerecman
                                    --------------------------
                                    Linda W. Kerecman
                                    Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                         Description

3.1 Amendment to the Articles of Incorporation of Innovative Software Technologies, Inc.

3.2 Articles of Incorporation of Innovative Software Technologies, Inc., as amended.

3.3 Certificate of Designation of the Series A Preferred Stock of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K/A filed March 14, 2002).

3.4 Certificate of Designation of the Series B Preferred Stock of Innovative Software Technologies, Inc.

3.5             By-laws of Innovative Software Technologies, Inc.
                (incorporated by reference from Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                1999).

4.1 Specimen Certificate of Common Stock (incorporated by reference from Exhibit 4(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

4.2 Articles FOURTH and FIFTH of the Articles of Incorporation of Innovative Software Technologies, Inc., as amended (incorporated by reference from Exhibit 3.2 to this Quarterly Report on Form 10-QSB).

4.3 Certificate of Designation of the Series A Preferred Stock of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K/A filed March 14, 2002).

4.4 Certificate of Designation of the Series B Preferred Stock of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 3.4 to this Quarterly Report on Form 10-QSB).

4.5 Sections 3 - 17, 28, 39 - 46 and 51 - 53 of the By-laws of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

4.6 Financing Agreement dated January 25, 2001 among Iwasaka Investments Limited, Shane Hackett and Hackett Media, Inc.

      Executive Compensation Plans and Arrangements: Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6 to the Quarterly Report on Form 10-QSB for fiscal quarter ended June 30, 2003

10.1 Opportunity and Strategic Alliance Agreement dated September 1, 2002 by and between Energy Professional Marketing Group, Inc. and Education Success, Inc.

10.2 Employment Agreement dated April 15, 2001 between Innovative Software Technologies, Inc. and Douglas S. Hackett.

10.3 Employment Agreement dated December 31, 2001 between Energy Professional Marketing Group, Inc. and James R. Garn.

10.4 Amendment dated July 15, 2002 to the Employment Agreement between Energy Professional Marketing Group, Inc. and James R. Garn.

10.5 Employment Agreement dated December 31, 2001 between Energy Professional Marketing Group, Inc. and Ethan A. Willis.

10.6 Amendment dated July 15, 2002 to the Employment Agreement between Energy Professional Marketing Group, Inc. and Ethan A. Willis.

10.7 Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Douglas Shane Hackett.

10.8 Indemnity Agreement/Hold Harmless Agreement dated August 17, 2001 among Innovative Software Technologies, Inc. and Scott Mehaffey, Shawn M. Thomas, Margie Hackett and Douglas S. Hackett.

10.9 Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Margie Hackett.

10.10 Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Scott Mehaffey.

10.11 Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Margie Hackett.

10.12 Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Shawn M. Thomas.

10.13 Indemnity Agreement dated January 9, 2002 among Innovative Software Technologies, Inc. and Ethan Willis and Randy Garn.

10.14 Indemnity Agreement dated August 16, 2002 among Innovative Software Technologies, Inc. and Ethan Willis and Randy Garn.

10.15 Indemnity Agreement dated August 15, 2002 among Innovative Software Technologies, Inc. and Douglas Shane Hackett.

21              Subsidiaries of the Registrant.

31.1 Certification of Chief Executive Officer of Innovative Software Technologies, Inc. dated August 14, 2003.

31.2 Certification of Chief Financial Officer of Innovative Software Technologies, Inc. dated August 14, 2003.

32.1 Certification of Chief Executive Officer of Innovative Software Technologies, Inc. dated August 14, 2003, which is accompanying this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.

32.2 Certification of Chief Financial Officer of Innovative Software Technologies, Inc. dated August 14, 2003, which is accompanying this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.