Form 10QSB/A
period 2003-08-13
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2003-08-15
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                       For the Quarter Ended June 30, 2003

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                       Commission File Number: 000-1084047


                    INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                    --------------------------------------
       (Exact name of small business issuer as specified in its charter)


           California                                       95-4691878
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


                               5072 North 300 West
                               -------------------
                                Provo, UT 84604
                                ---------------
                   (Address of principal executive offices)

                                 (801) 371-0755
                                 --------------
                           (Issuer's telephone number)



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

     This amendment is being filed to include exhibits that were inadvertently omitted from the original filing on Form 10-QSB for the fiscal quarter ended June 30, 2003.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Innovative Software Technologies, Inc.

Date:   August 14, 2003          /s/ Douglas S. Hackett
                                 ----------------------
                                 Douglas S. Hackett
                                 President, Chief Executive Officer and Director


                                 /s/ Linda W. Kerecman
                                 ----------------------
                                 Linda W. Kerecman
                                 Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number                         Description
------                         -----------

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