Form 10QSB
period 2003-09-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2003-11-20
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the Quarter Ended September 30, 2003

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


                               5072 North 300 West
                                 Provo, UT 84604
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (801) 371-0755
                           ---------------------------
                           (Issuer's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No

There were 52,897,186 shares of common stock, $0.001 par value, outstanding as of November 19, 2003.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB



                        QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited)
     and December 31, 2002...............................................     3

   Condensed Consolidated Statements of Operations (Unaudited) for the
     Three and ine Months Ended September 30, 2003 and 2002..............     4

   Condensed Consolidated Statement of Stockholders' Equity/(Deficiency)
     (Unaudited) for the Nine Months Ended September 30, 2003............     5

   Condensed Consolidated Statements of Cash Flows (Unaudited) for the
     Nine Months Ended September 30, 2003 and 2002.......................     6

   Notes to the Condensed Consolidated Financial Statements (Unaudited)..     7

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations.................................................    21

Item 3. Controls and Procedures..........................................    30


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................    32

Item 3. Defaults upon Senior Securities..................................    33

Item 6. Exhibits and Reports on Form 8-K.................................    33

Signatures...............................................................    34

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
         --------------------

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     (Unaudited)
                                                                    September 30,      December 31,
                               ASSETS                                     2003             2002
                                                                    -------------     -------------

CURRENT ASSETS
    Cash                                                            $   3,857,987     $   1,338,345
    Accounts Receivable                                                   154,499            14,700
    Investments - available for sale                                            -                 -
    Other Receivables                                                     114,868            59,772
    Prepaid Expenses                                                       23,586            67,179
    Other Assets                                                        1,140,874           706,486
                                                                    -------------     -------------
       Total Current Assets                                             5,291,814         2,186,482
                                                                    -------------     -------------
Property and Equipment, Net                                               455,167           379,349
                                                                    -------------     -------------
Other Assets
    Goodwill                                                            1,088,686         1,088,686
    Deferred income taxes - Non-current                                         -                 -
    Deposits                                                               42,965            48,698
                                                                    -------------     -------------
    Total Assets                                                    $   6,878,632     $   3,703,215
                                                                    =============     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of Credit                                                  $       3,740     $      40,660
    Current maturities of long-term debt                                   11,508            44,274
    Accounts payable and accrued expenses                               1,208,534           861,366
    Deferred revenue                                                      512,455           256,148
    Other current liabilities                                           1,069,796            83,278
    Accrued income taxes                                                  471,890                 -
    Reserve for sales returns and allowances                              588,686           220,266
                                                                    -------------     -------------
        Total current liabilities                                       3,866,609         1,505,992
                                                                    -------------     -------------
        Note Payable - Long-term                                           66,272            87,223
                                                                    -------------     -------------
Total liabilities                                                       3,932,881         1,593,215

STOCKHOLDERS' EQUITY
    Preferred stock - authorized, 25,000,000 shares of $1.00
    stated value;
      Series A preferred stock; issued and outstanding,
      1,697,167 shares                                                  1,650,500         1,650,500
      Series B preferred stock; issued and outstanding,
      328,491 shares                                                      408,491           328,491
    Common stock - authorized, 100,000,000 shares of $.001 par value; issued and outstanding, 52,897,186 and 52,481,289
      shares, respectively                                                 52,897            52,481
    Additional paid-in capital                                         13,136,970        13,119,719
    Accumulated deficit                                               (12,303,107)      (13,041,191)
                                                                    -------------     -------------
Total Stockholders' Equity                                              2,945,751         2,110,000
                                                                    -------------     -------------
Total Liabilities and Stockholders' Equity                          $   6,878,632     $   3,703,215
                                                                    =============     =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For The                       For The
                                             Three Months Ended              Nine Months Ended
                                         ----------------------------  ----------------------------
                                         September 30,  September 30,  September 30,  September 30,
                                            2003           2002             2003           2002
                                         -------------  -------------  -------------  -------------
Sales                                    $ 9,232,162    $ 4,225,488    $ 21,723,365   $ 10,014,523

Cost of Sales                              4,612,375      1,528,534      10,674,800      3,650,218
                                         -----------    -----------    ------------   ------------

Gross profit                               4,619,787      2,696,954      11,048,565      6,364,305
                                         -----------    -----------    ------------   ------------

Operating expenses
  General and administrative               1,832,115      1,069,191       5,246,503      2,727,968
  Selling                                  1,958,032        729,388       4,716,849      2,011,587
  Loss on investment securities                    -        687,750               -        687,750
  Non-recurring expenses                           -              -               -        169,578
                                         -----------    -----------    ------------   ------------

        Total Operating Expenses           3,790,147      2,486,329       9,963,352      5,596,883
                                         -----------    -----------    ------------   ------------

Income (Loss) from Operations                829,640        210,625       1,085,213        767,422
                                         -----------    -----------    ------------   ------------
Other Income/(Expense)
  Other income                                11,588        154,105          86,460        172,197
  Interest income                             26,131              -          61,962              -
  Interest expense                            (9,993)        (2,500)        (23,661)        (9,055)
                                         -----------    -----------    ------------   ------------
       Total Other Income (Expense)           27,726        151,605         124,761        163,142
                                         -----------    -----------    ------------   ------------

Income (Loss) Before Income Taxes            857,366        362,230       1,209,974        930,564
                                         -----------    -----------    ------------   ------------

Income Taxes                                 334,373        137,048         471,890        357,048
                                         -----------    -----------    ------------   ------------

Net income                               $   522,993    $   225,182     $   738,084   $    573,516
                                         ===========    ===========     ===========   ============

Basic and Diluted Income (Loss) per
Share                                    $      0.01    $      0.00    $       0.01   $       0.01
                                         ===========    ===========    ============   ============

Weighted Average Number of Common Shares
Used in Per Share Calculation (basic and
diluted)                                  52,897,186     48,402,172      52,846,602     48,336,469
                                         ===========    ===========    ============   ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                              EQUITY/(DEFICIENCY)
                                   (UNAUDITED)



                                     Preferred Stock Series A       Preferred Stock Series B            Common Stock
                                    ---------------------------   ----------------------------  ----------------------------
                                       Shares         Amount         Shares         Amount         Shares          Amount
                                    ------------   ------------   ------------   -------------  -------------   ------------
Balance - December 31, 2001            1,850,000   $  1,850,000        248,491   $     248,491     48,285,283   $     48,285

Issuance of Common stock
   for services provided                       -              -                                         4,000              4

Issuance of Common stock                       -              -                                        40,730             41

Issuance of Common stock
   for services provided                                                                                6,125              6

Issuance of Common Stock
   for software                                                                                        53,845             54

Issuance of Common stock                                                                               24,375             24

Issuance of Common Stock
   for services provided                                                                              291,250            291

Conversion of Series A Preferred
    Stock to Common Stock               (199,500)      (199,500)                                    3,000,000          3,000

Issuance of Common stock
   for services provided                                                                                5,000              5

Issuance of Common stock                                                                               76,960             77

Issuance of Common stock                                                                               23,169             23

Issuance of Common stock
   for services provided                                                                               39,702             40

Series A Preferred Stock Dividend                                                                     107,568            108

Series A Preferred Stock Dividend                                                                      30,734             31

Series A Preferred Stock Dividend                                                                     420,054            420

Series B Preferred Stock Dividend                                                                      72,494             72

Issuance of Series B Preferred
   Stock for Executive Compensation                                     80,000          80,000

Unrealized loss on investments

Unrealized loss on investments
recognized in income due to
other than temporary impairment

Net income for the year
ended December 31, 2002                        -              -                                             -              -
                                    ------------   ------------   ------------   -------------  -------------   ------------
Balance - December 31, 2002            1,650,500   $  1,650,500        328,491   $     328,491     52,481,289   $     52,481
                                    ============   ============   ============   =============  =============   ============


Issuance of Common stock
   for prepaid public relations                                                                       233,333            233

Issuance of Common stock
   for charitable contribution                                                                        133,333            134

Issuance of Series B Preferred
   Stock for Executive Compensation                                     80,000          80,000

Issuance of Common Stock
   for services provided                                                                               49,231             49

Net income for the nine months
ended September 30, 2003                       -              -                                             -              -
                                    ------------   ------------   ------------   -------------  -------------   ------------
Balance as of September 30, 2003       1,650,500   $  1,650,500        408,491       $ 408,491     52,897,186       $ 52,897
                                    ============   ============   ============   =============  =============   ============

                                       5
(table continued)                                                    Retained
                                      Additional       Accum.        Earnings         Total
                                       paid-in-      Comprehen-       (Accum.      Stockholders'
                                       capital       sive Loss        Deficit)         Equity
                                     ------------   -------------  -------------   ------------
Balance - December 31, 2001          $ 12,626,679   $    (204,354)    $ (290,941)  $ 14,278,160

Issuance of Common stock
   for services provided                   14,196               -              -         14,200

Issuance of Common stock                   36,951               -              -         36,992

Issuance of Common stock
   for services provided                   20,644               -              -         20,650

Issuance of Common Stock
   for software                            69,946                                        70,000

Issuance of Common stock                   23,219                                        23,243

Issuance of Common Stock
   for services provided                   21,553                                        21,844

Conversion of Series A Preferred
    Stock to Common Stock                 196,500                                             -

Issuance of Common stock
   for services provided                      370                                           375

Issuance of Common stock                   18,939                                        19,016

Issuance of Common stock                    3,992                                         4,015

Issuance of Common stock
   for services provided                    4,760                                         4,800

Series A Preferred Stock Dividend          13,892                        (14,000)             0

Series A Preferred Stock Dividend           3,969                         (4,000)            (0)

Series A Preferred Stock Dividend          54,250                        (54,670)             -

Series B Preferred Stock Dividend           9,859                         (9,931)             1

Issuance of Series B Preferred
   Stock for Executive Compensation                                                      80,000

Unrealized loss on investments                         (1,424,896)                   (1,424,896)

Unrealized loss on investments
recognized in income due to
other than temporary impairment                         1,629,250                     1,629,250

Net income for the year
ended December 31, 2002                         -               -    (12,667,649)   (12,667,649)
                                     ------------   -------------  -------------   ------------
Balance - December 31, 2002          $ 13,119,719   $           -  $ (13,041,191)  $  2,110,000
                                     ============   =============  =============   ============


Issuance of Common stock
   for prepaid public relations             2,017                                         2,250

Issuance of Common stock
   for charitable contribution             10,533                                        10,667

Issuance of Series B Preferred
   Stock for Executive Compensation                                                      80,000

Issuance of Common Stock
   for services provided                    4,701                                         4,750

Net income for the nine months
ended September 30, 2003                        -               -        738,084        738,084
                                     ------------   -------------  -------------   ------------
Balance as of September 30, 2003     $ 13,136,970             $ -   $(12,303,107)   $ 2,945,751
                                     ============   =============  =============   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         For the Nine Months
                                                                        Ended September 30,
                                                                    ---------------------------
                                                                        2003            2002
                                                                    -----------      ----------
Cash flows from operating activities
  Net income (loss)                                                 $   738,084       $ 573,516
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
    Depreciation and amortization                                       150,497          83,016
    Sale of software platform for investment securities                     -          (875,000)
    Write down on investment securities                                     -           687,750
    Prepaid non-cash executive compensation                              20,000             -
    Allowance for doubtful accounts                                         -           132,000
    Non-cash expenses                                                    77,667          34,850
    Net change in operating assets and liabilities
        Accounts receivable                                            (139,799)       (594,133)
        Prepaid expenses                                                 43,593         (13,664)
        Other receivables                                               (55,096)        (10,999)
        Other current assets                                           (434,388)       (428,336)
        Deposits and other assets                                         5,733         (20,397)
        Accounts payable and accrued expenses                           347,169         396,700
        Deferred revenue                                                256,307         252,956
        Other current liabilities                                       986,518             -
        Reserve for returns and allowances                              368,420         179,472
        Accrued federal and state income tax                            471,890         374,362
                                                                    -----------      ----------
        Net cash provided by/(used in) operating activities           2,836,595         772,093
                                                                    -----------      ----------

Cash flows from investing activities
  Capital expenditures                                                 (226,316)       (362,520)
                                                                    -----------      ----------
        Net cash used in investing activities                          (226,316)       (362,520)
                                                                    -----------      ----------

Cash flows from financing activities
  Issuance of common stock                                                  -            60,235
  Proceeds from borrowings on line of credit                                -            50,000
  Proceeds from borrowings under note payable                             8,085         155,360
  Repayments under line of credit agreement                             (36,920)         (6,758)
  Repayments on notes payable                                           (61,802)        (14,555)
        Net cash provided by/(used in) financing activities             (90,637)        244,282
                                                                    -----------      ----------

Net Increase (Decrease) in Cash and Cash Equivalents                  2,519,642         653,855

Cash and Cash Equivalents at Beginning of Year                        1,338,345         282,307
                                                                    -----------      ----------

Cash and Cash Equivalents at End of Year                            $ 3,857,987      $  936,162
                                                                    ===========      ==========
Supplemental Cash Flow Information:
Unrealized loss on securities available for sale                    $       -        $      -
                                                                    ===========      ==========
Issuance of common stock for software                                       -            70,000
                                                                    ===========      ==========

Issuance of common stock for services/
  charitable contributions                                               17,667          34,850
                                                                    ===========      ==========

Issuance of Series B Preferred Stock as
  executive Compensation                                            $    80,000      $      -
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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A  - COMPANY DESCRIPTION

     Innovative Software Technologies, Inc. (the "Company" or "Innovative"), operating in one business segment, is a software company specializing in small business and financial eLearning tools and consulting services. The Company's main products are: EMS, a turnkey web builder, e-commerce solution and data management system targeted to small businesses; The Financial Toolkit 1.0, an integrated financial services and education program; Skills in Demand, consisting of eLearning courses that cater to small business owners and entrepreneurs; OneCrypt, an email and file encryption software product; and eTaxNet, a provider of online tax and consulting services. In addition for most of its software and learning products the Company offers technical support and coaching services.

     The Company's management combines its expertise in the field of direct marketing, software, coaching and sales management to small businesses and consumers. The combination of marketing and technological support offers clients complete end-to-end business services solutions designed to fit their e-business transactional technology training needs.

     On April 16, 2001, Innovative, with immaterial net assets, acquired 100% of the outstanding common stock of Hackett Media, Inc. (Hackett). The acquisition resulted in the owners and management of Hackett having effective operating control of the combined entity after the acquisition, with the prior Innovative investors continuing as passive investors.

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

     On December 31, 2001, the Company purchased all of the outstanding shares of Energy Professional Marketing Group, Inc. (EPMG), a technology marketing company specializing in product fulfillment for outside vendors and technology and database marketing, based in Provo, Utah. In connection with the acquisition the Company issued 1,500,000 shares of Series A preferred stock and 3,529,412 shares of common stock.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A  -  COMPANY DESCRIPTION - Continued

     The purchase price for the acquisition of EPMG has been allocated on the fair value basis on the acquisition date as follows:

      Assets acquired:

      Goodwill..............................$13,549,932
      Net assets acquired...................$    25,068
                                            -----------

      Total Assets Acquired.................$13,575,000
                                            ===========

      Total Purchase Price..................$13,575,000
                                            ===========


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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



      o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
      o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

      As of January 1, 2002, which is the beginning of fiscal 2002, the Company will not amortize the goodwill which it recognized in connection with the acquisition of EPMG. The Company's goodwill was subject to a transitional impairment test as of December 31, 2001 and an annual impairment test, using a two-step process prescribed by SFAS No. 142. The Company completed the transitional impairment test for EPMG at September 30, 2002, the applicable reporting unit, and no impairment of goodwill was found to exist as of the beginning of fiscal 2002.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     2. Interim Condensed Consolidated Financial Statements
        ---------------------------------------------------

      The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year. The balance sheet as of December 31, 2002 has been derived from the Company's audited consolidated balance sheet as of that date.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



     3. Principles of Consolidation
        ---------------------------

      The accompanying consolidated financial statements include the accounts of Innovative Software Technologies, Inc., and the accounts of its wholly-owned subsidiaries, Energy Professional Marketing Group, Inc.
      (EPMG), and Hackett Media, Inc., as of and for the nine months ended September 30, 2003. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     5. Investment Securities
        ---------------------

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     11. Income Taxes
         ------------

      The Company records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". Deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     12. Cash and Cash Equivalents
         -------------------------

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE C - INVESTMENT SECURITIES

The Company held three investment securities during the fiscal quarter ended September 30, 2003, which the Company acquired in connection with strategic business transactions and relationships. Our available-for-sale securities are carried at fair value and unrealized gains or losses are included in stockholders' equity. The Company held the following investment securities at September 30, 2003 and December 31, 2002. The cost basis of our investment securities reflects adjustments for other than temporary impairments in value.

   Investment                          Cost            Gross Unrealized      Estimated
   Securities                          Basis         Gains        Losses     Fair Value
   --------------------------       ---------      ---------     --------    ----------
   September  30, 2003
   EnSurge, Inc. common stock       $       -      $       -     $      -    $        -

                                    $       -      $       -     $      -    $        -
                                    =========      =========     ========    ==========



   Investment                          Cost            Gross Unrealized      Estimated
   Securities                          Basis         Gains        Losses     Fair Value
   --------------------------       ---------      ---------     --------    ----------
   December 31, 2002
   EnSurge, Inc. common stock       $       -      $       -     $      -    $        -

                                    $       -      $       -     $      -    $        -
                                    =========      =========     ========    ==========

The Company received EnSurge, Inc. common stock in consideration for the sale of certain vintage furniture in 2000. Due to the decline in market value of EnSurge, Inc. common stock, the Company considered the carrying value of $26,250 permanently impaired which resulted in a loss on investment securities of $26,250 during the year ended December 31, 2002.

The Company received Knowledge Transfer Systems, Inc. common stock from EnSurge, Inc. in consideration for the sale of four software coaching platforms to EnSurge, Inc. in September - December, 2001. These investment securities were recorded at a 30% discount due to restrictions and limitations contained in Rule 144 of the Securities and Exchange Commission. The primary restriction relates to the one-year holding period of the investment securities after the effective date of sale. As of December 31, 2002, the one-year holding period on these investment securities expired and the investment securities were recorded at 100% of their fair market value. Due to the decline in market value of Knowledge Transfer Systems, Inc. common stock, the Company considered the value of these securities permanently impaired and wrote down the entire carrying value of these investment securities as of December 31, 2002. The reduction in carrying value on these investment securities resulted in a loss on investment of $728,000 during the year ended December 31, 2002. Shane Hackett, who is the President and Chief Executive Officer of the Company, was the President and Chief Executive Officer of EnSurge, Inc. from November 1, 1999 until February 28, 2001, and owned 7,725,000 shares of the common stock of EnSurge, Inc. during the time of the transactions in 2001, which then constituted approximately nine percent (9%), of the outstanding common stock of EnSurge, Inc.

The Company received 875,000 Knowledge Transfer Systems, Inc. preferred shares with a stated value of $1.00 per share from Knowledge Transfer Systems, Inc. on September 23, 2002 as consideration for the sale of the Business Development Series, e-learning content and software. The preferred shares are

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


convertible, at the discretion of the Company, to Knowledge Transfer Systems, Inc. common stock at 95% of the fair market value of Knowledge Transfer System's common stock based on a five day average preceding the date of conversion. Due to the disclosure by the management of Knowledge Transfer Systems, Inc. of the possible bankruptcy of its wholly-owned subsidiary, KT Solutions, Inc., the Company considered the value of these securities permanently impaired and wrote down the entire carrying value of these investment securities as of December 31, 2002. The reduction in carrying value on these investment securities resulted in a loss on investment of $875,000 during the year ended December 31, 2002. The Company has retained a valuation firm to determine the value of the 875,000 shares of preferred stock of the Knowledge Transfer Systems, Inc., as of the time of their transfer to the Company on September 23, 2002, to determine the tax consequences of the transaction. See Note I - Commitments and Contingencies.

At the time of the sale of the Business Development Series to Knowledge Transfer Systems, Inc. for 875,000 shares of Knowledge Transfer Systems, Inc. preferred stock, there was no related party relationship between the companies and/or the officers and directors of the companies except for the interest described below. According to the Form 10-KSB of Knowledge Transfer Systems, Inc. for the period ended December 31, 2002, EnSurge, Inc. beneficially owned 2,600,000 shares, or 5.1% of the outstanding common stock of Knowledge Transfer Systems, Inc., and according to the Form 10-KSB of Knowledge Transfer Systems, Inc. for the period ended December 31, 2001, EnSurge, Inc. beneficially owned 5,700,000 shares, or 14.1% of the outstanding common stock of Knowledge Transfer Systems, Inc. Shane Hackett, who is the President and Chief Executive Officer of the Company, was the President and Chief Executive Officer of EnSurge, Inc. from November 1, 1999 until February 28, 2001, and owned 7,725,000 shares of the common stock of EnSurge, Inc. during the time of the transaction between the Company and Knowledge Transfer Systems, Inc. in 2002, which then constituted approximately eight percent (8%), of the outstanding common stock of EnSurge, Inc. Mr. Hackett continues to own 7,725,000 shares of the common stock of EnSurge, Inc.

During the quarter ended September 30, 2003, the Company entered into a Purchase and Sale Agreement (the "KT Purchase Agreement") with Knowledge Transfer
Systems, Inc., and a Content License and Resale Agreement (the "KT License Agreement") with both KT Solutions, Inc. and Knowledge Transfer Systems, Inc. The transactions each occurred on August 25, 2003. KT Solutions, Inc. is a subsidiary of Knowledge Transfer Systems, Inc. Pursuant to the KT Purchase Agreement, the Company purchased the Business Development Series from Knowledge Transfer Systems, Inc. in exchange for the 875,000 shares of Knowledge Transfer Systems, Inc. preferred stock owned by the Company. The Business Development Series consists of multimedia software titles, hard copy titles, website, domain, copyright, titles, and all related interests, including certain product deliverables, product contracts and product licenses. Pursuant to the KT License Agreement, the Company obtained a non-exclusive, world-wide license to a line of KT Solutions, Inc. products for resale through the Company's on-line learning services, in exchange for a 35% royalty on product revenues recognized by the Company, subject to a $125,000 royalty credit as a start-up concession to the Company. The licensed product line consists of training materials suitable for access and use by a customer through on-line learning services. The initial license term is for five years and is renewable year-to-year thereafter unless canceled by either party. Due to concerns the Company had about the continued existence of KT Solutions, Inc. as an operating entity, the Company also obtained a guarantee by its parent, Knowledge Transfer Systems, Inc., of all of KT Solutions Inc.'s obligations under the KT License Agreement, in exchange for the 1,900,000 shares of Knowledge Transfer Systems, Inc. common stock owned by the Company. As a result of these transactions, among other things, the Company has reacquired full ownership of the Business Development Series previously sold by the Company to Knowledge Transfer Systems, Inc., and the Company no longer owns any common or preferred stock or any other equity interest in Knowledge

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Transfer Systems, Inc. The Company did not record any gain or loss with respect to the transactions that occurred during the quarter that ended Spetember 30, 2003.


NOTE D - PROPERTY & EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation as follows:

                                            September 30,       December 31,
                                                2003                2002
                                            --------------------------------
      Machinery and Equipment...............$  341,243          $ 246,594
      Furniture and Fixtures................    65,263             51,683
      Computer Software.....................   306,785            190,624
      Leasehold improvements................    36,018             34,092
                                            ----------          ---------
                                               749,309            522,993
      Less: Accumulated depreciation
        and amortization....................  (294,142)          (143,644)
                                            ----------          ---------

      Property and Equipment, Net...........$  455,167          $ 379,349
                                            ==========          =========

NOTE E - OTHER ASSETS

The Company has established several merchant service accounts whereby the Company processes a high volume of customer sales transactions through certain credit card vendors. These merchant service companies typically hold a percentage of each sales transaction as a reserve against future cancellations. The amount held by these merchant service companies amounts to $1,073,850 and $706,486 as of September 30, 2003 and December 31, 2002, respectively.

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:
                                                  September 30,     December 31,
                                                       2003             2002
                                                  -------------     ------------
   Notes payable, financial institution,
   collateralized by telephone equipment,
   principal and imputed interest
   payable in monthly  installments of $1,250
   and $385 respectively, due in August 2004,
   and January 2006.                              $      18,606     $     20,469

   Notes  payable,  financial  institution,
   secured  by a  lien  on  certain
   furniture  and  equipment, principal
   and interest payable  in  monthly
   installments of $2,464 due in July 2005               49,928           67,175

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   Notes payable, financial institution,
   collateralized by Vehicles, principal
   and accrued interest at 7.78% payable
   in monthly installments of principal
   and imputed interest maturing from $217
   to $655 from November 2006 to February 2007            9,246           43,853
                                                  -------------     ------------
                                                         77,780          131,497

   Less Current Maturities                               11,508           44,274
                                                  -------------     ------------

   Long-term - net of current maturities          $      66,272     $     87,223
                                                  =============     ============

The Company has an unsecured line of credit facility with a financial institution for borrowings up to $50,000 expiring August 31, 2005. Borrowings under the line bear interest at Prime plus 2% (the Prime rate of interest as of September 30, 2003 was 4.00%). As of September 30, 2003, there was $46,260 available on the credit facility.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Financing Agreement - During 2001, Hackett Media, Inc. financed its operation primarily through a Financing Agreement of convertible debt and securities. The Financing Agreement calls for financing of up to $2.5 million of which $1 million would be received in increments in 2001, if necessary, and the remaining $1.5 million would be received based upon the Company's performance. As of September 30, 2002, $700,000 of the initial $1 million investment was received by the Company. These proceeds were converted to equity securities during 2001. During the fourth quarter 2001, all of the common shares issued in connection with the conversion of debt in connection with the Financing Agreement above were reissued as Series A preferred shares and common shares as follows: of the $700,000 invested in 2001, $350,000 was converted to Series A preferred shares at a stated value of $1 per share and the remaining $350,000 was reissued as 700,000 shares of common stock at $0.50 per share. During the fourth quarter 2002, the Company passed a Board of Directors' resolution to formally terminate the Financing Agreement with Iwasaka Investments, Ltd. due to the non-compliance by Iwasaka Investments, Ltd. with the terms of the agreement. The Company believes that the termination of this agreement will have no adverse effect on the operations of the Company.

Issuance of Series B preferred stock - The Company issued 80,000 shares of its Series B preferred stock to certain directors of the Company as prepaid executive compensation and executive compensation at a stated value of $1.00 per share in the first quarter 2003. The Company recorded non-cash executive compensation of $60,000 for the nine months ended September 30, 2003. The remaining $20,000 will be incurred during the fourth quarter of 2003.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H - RELATED PARTY TRANSACTIONS

On December 31, 2001, a Company executive and shareholder converted a non-interest bearing note payable amounting to $248,491 to Series B preferred stock at a conversion rate of a $1 per share stated value. There was no formal maturity date and there was no interest associated with the note.

Also, in September - December 2001, the Company sold four software coaching platforms to NowSeven.com, Inc., Ziabon, Inc., SF Acquisition Corp., Inc., and Ishopper Internet Services, Inc., which are subsidiaries of EnSurge, Inc., in exchange for investment securities of Knowledge Transfer Systems, Inc. amounting to $308,000, $133,000, $147,000, and $140,000, respectively. Shane Hackett, who is the President and Chief Executive Officer of the Company, was the President and Chief Executive Officer of Ensurge, Inc. from November 1, 1999 until February 28, 2001, and owned 7,725,000 shares of the common stock of EnSurge, Inc. during the time of the transactions in 2001, which then constituted approximately nine percent (9%), of the outstanding common stock of EnSurge, Inc. Due to the decline in market value of Knowledge Transfer Systems, Inc. common stock, the Company considered the value of these securities permanently impaired and wrote down the entire carrying value of these investment securities as of December 31, 2002. At the time of the sale of the Business Development Series to Knowledge Transfer Systems, Inc. for 875,000 Knowledge Transfer Systems, Inc. preferred shares in 2002, EnSurge, Inc. was a stockholder of Knowledge Transfer Systems, Inc. According to the Form 10-KSB of Knowledge Transfer Systems, Inc. for the period ended December 31, 2002, EnSurge, Inc. beneficially owned 2,600,000 shares, or 5.1% of the outstanding common stock of Knowledge Transfer Systems, Inc., and according to the Form 10-KSB of Knowledge Transfer Systems, Inc. for the period ended December 31, 2001, EnSurge, Inc. beneficially owned 5,700,000 shares, or 14.1% of the outstanding common stock of Knowledge Transfer Systems, Inc. Shane Hackett, who is the President and Chief Executive Officer of the Company, was the President and Chief Executive Officer of Ensurge, Inc. from November 1, 1999 until February 28, 2001, and owned 7,725,000 shares of the common stock of EnSurge, Inc. during the time of the transaction between the Company and Knowledge Transfer Systems, Inc. in 2002, which then constituted approximately eight percent (8%), of the outstanding common stock of EnSurge, Inc. (See Note C: Investment Securities).

During the quarter ended September 30, 2003, the Company entered into a Purchase and Sale Agreement (the "KT Purchase Agreement") with Knowledge Transfer
Systems, Inc., and a Content License and Resale Agreement (the "KT License Agreement") with both KT Solutions, Inc. and Knowledge Transfer Systems, Inc. The transactions each occurred on August 25, 2003. KT Solutions, Inc. is a subsidiary of Knowledge Transfer Systems, Inc. Pursuant to the KT Purchase Agreement, the Company purchased the Business Development Series from Knowledge Transfer Systems, Inc. in exchange for the 875,000 shares of Knowledge Transfer Systems, Inc. preferred stock owned by the Company. The Business Development Series consists of multimedia software titles, hard copy titles, website, domain, copyright, titles, and all related interests, including certain product deliverables, product contracts and product licenses. Pursuant to the KT License Agreement, the Company obtained a non-exclusive, world-wide license to a line of KT Solutions, Inc. products for resale through the Company's on-line learning services, in exchange for a 35% royalty on product revenues recognized by the Company, subject to a $125,000 royalty credit as a start-up concession to the Company. The licensed product line consists of training materials suitable for access and use by a customer through on-line learning services. The initial license term is for five years and is renewable year-to-year thereafter unless canceled by either party. Due to concerns the Company had about the continued existence of KT Solutions, Inc. as an operating entity, the Company also obtained a guarantee by its parent, Knowledge Transfer Systems, Inc., of all of KT Solutions Inc.'s obligations under the KT License Agreement, in exchange for the 1,900,000 shares of Knowledge Transfer Systems, Inc. common stock owned by the Company. As a result of these

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


transactions, among other things, the Company has reacquired full ownership of the Business Development Series previously sold by the Company to Knowledge Transfer Systems, Inc., and the Company no longer owns any common or preferred stock or any other equity interest in Knowledge Transfer Systems, Inc. The Company did not record any gain or loss with respect to the transactions that occurred during the quarter that ended September 30, 2003.

During 2002, the Company initiated the purchase of sales leads from Education Success Institute, Inc. (ESI). ESI is owned and operated by two officers of the Company's operating subsidiary, Energy Professional Marketing Group Inc. (Ethan Andrew Willis and James Randolph Garn). The Company paid ESI a total of $3,894,816 for sales lead generation for the nine months ended September 30, 2003. In addition, the Company reserved for potential returned sales from ESI in the amount of $296,140 as of September 30, 2003. Also, revenue received by the Company for ESI's use of merchant accounts, office supplies and rent totaled $72,554 for the nine months ended September 30, 2003.


NOTE I - COMMITMENTS AND CONTINGENCIES

Leases
------
In March, May and September 2002, the Company entered into operating leases for certain office space. In October 2003 we leased additional space for our coaching office. The Company leases space for three separate locations. The total monthly obligation is $23,601. Future minimum lease payments under these operating leases as of September 30, 2003 are as follows:


            Year Ending December 31:
            2003.......................................    71,261
            2004.......................................   239,922
            2005.......................................   173,853
            2006.......................................    37,467
                                                       -----------

            Total......................................$  522,502
                                                       ===========


SEC Investigation
-----------------
As described in Part II, Section 1, on June 24, 2003, the Securities and Exchange Commission ("SEC") issued a formal order of investigation with respect to the Company, authorizing the investigation of certain securities matters relating to the Company. The SEC staff has taken the testimony of certain officers of the Company and has informed the Company that it intends to take additional testimony. The SEC staff has also issued additional requests for the voluntary production of documents. Prior to the issuance of the order, the Company had voluntarily provided documents and information to the SEC staff in response to informal, non-public inquiries by the staff. The Company intends to fully cooperate with the SEC in its investigation.

Legal Proceedings
-----------------
On or about September 5, 2003, a lawsuit was filed by Independent Marketing, Inc. (IMI) against certain employees of the Company. The lawsuit was filed in the Fourth Judicial District Court of Utah County, State of Utah as Case No. 030403929. While the Company was initially named as a Defendant, the Company was not named in the Amended Complaint filed in this lawsuit, In the lawsuit, IMI is claiming that these employees have breached certain employment and non-compete agreements and IMI is seeking

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


compensatory damages and injunctive relief. Although the Company is not a party to the litigation, because the lawsuit affects certain employees of the Company, some or all of whom are key employees, the Company's operating results and competitive position may be adversely affected in the event of a Court ruling which limits those employees' involvement with the Company.

As disclosed in Part II, Item 1, James Randolph Garn and Ethan Andrew Willis have resigned as officers of the Company and as members of the Company's Board of Directors and have informed the Company that they are prepared to file a suit to rescind the Company's December 31, 2001 acquisition from them of the Company's operating subsidiary, Energy Professional Marketing Group, Inc., unless the Company reaches a negotiated compromise with them effecting a rescission of the acquisition. The Company is not aware of any suit being filed. The Company is investigating this matter and the parties have attempted to negotiate a resolution of this matter. The commencement of litigation or any adverse determination in such litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

Valuation of the 2002 Sale of Business Development Series for Stock. As noted in Note C - Investment Securities, the Company has retained a valuation firm to determine the value of the 875,000 shares of preferred stock of the Knowledge Transfer Systems, Inc., as of the time of their transfer to the Company on September 23, 2002, to determine the tax consequences of the transaction. The results of this valuation cannot be predicted at this time. However, should the valuation be substantially lower than the previously reported amount, the Company may need to restate its SEC filing for the third quarter of 2002 and for the 2002 year. In the event such a restatement is required the Company expects the effect to be limited as the entire amount of this consideration was written off at the end of 2002. However, if the valuation of the preferred stock exceeds approximately $300,000, the Company will be required to accrue tax liability relating to the excess.

NOTE J - CONCENTRATION OF CREDIT RISK

The Company has increasingly relied on ESI to provide the Company with sales leads. As a percentage of the overall sales leads provided to the Company for the three months ended September 30, 2003, 89% of the leads were provided by ESI. This is compared to 57% for the three months ended June 30, 2003.

NOTE K - SUBSEQUENT EVENTS

In October of 2003 we entered into a capital lease for the amount of $139,940 for phone equipment, the term of which is 4 years. In November, 2003 the Company entered into an equipment lease in the amount of approximately $5,000 for 2 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ----------------------------------------------------------------------

   The Company is a software company specializing in small business and financial eLearning tools and consulting services. The Company's main products are EMS, a turnkey web builder, e-commerce solution and data management system targeted to small businesses; The Financial Toolkit 1.0, an integrated financial services and education program; Skills in Demand, consisting of eLearning courses that cater to small business owners and entrepreneurs, and eTaxNet, a provider of online tax and consulting services. In addition, the Company offers, for most of its software and learning products, technical support and coaching services.

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

      Goodwill and Intangible Assets

   As discussed in Note A in the accompanying consolidated financial statements, the Company, on December 31, 2001, purchased all of the outstanding shares of Energy Professional Marketing Group Inc. (EPMG) for $13.5 million in Innovative common and Series A preferred stock.

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

   During 2002, the trading price of the Company's stock declined significantly, raising questions about whether the fair value of goodwill exceeds its carrying amount. An evaluation of the carrying amount of goodwill was conducted during the 4th quarter 2002, which included an evaluation of whether the decline in the trading price of the Company's stock is other than temporary. The Company determined that the decline in its trading price was other than temporary and subsequent to December 31, 2002, engaged an independent valuation firm to perform a valuation of the Company. This resulted in a write-down in goodwill by the Company of $12,461,246 as of December 31, 2002. Goodwill amounts to $1,088,868 as of September 30, 2003.

      Investment Securities

   Investment securities are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. The Company employs a methodology in evaluating whether a decline in fair value below cost basis is other than temporary that considers available evidence regarding its investment securities. In the event that the cost basis of a security exceeds its fair value, the Company evaluates, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology and operational and financing cash flow factors; overall market conditions and trends, and the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded and a new cost basis in the security is established. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of investment securities in the Company's portfolio, if, among other things, relevant information related to the Company's investment securities was not publicly available or other factors not considered by the Company would have been relevant to the determination of impairment. As discussed in Note C to the accompanying financial statements, the Company wrote down the value of investment securities by $1,629,250 in 2002. The new cost basis in the investment securities written-down, as of December 31, 2002, is $0.

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

      The Company provides support services for some of its products. Payments received by the Company for these services are generally recorded as deferred revenue and recognized over the term of the services. The Company estimates the amount earned for services based upon the period of time that has elapsed since the invoice date. For example, if an agreement provides for a ten-week course of coaching services, the Company estimates that one-half of the revenues for coaching services are earned after five weeks. If the ten-week course begins five weeks before the end of a fiscal quarter, the Company will recognize one-half of the coaching revenues as revenues received in the fiscal quarter and will record one-half as deferred revenue. The Company makes two assumptions in recognizing coaching revenues: (1) that coaching services begin immediately after the invoice date and (2) that customers do not make-up missed coaching sessions. The Company believes that these assumptions are reasonable based upon the Company's experience.

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


Results of Operations for the Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

   Sales

   Sales for the three months ended September 30, 2003 and 2002 were $9,232,162 and $4,225,488, respectively, which represents a 118% increase from the prior period. The Company's principal source of revenue for the three months ended September 30, 2003 consisted of software product and service sales. The primary reason for the increase in sales can be attributed to the consolidation of all of its administrative and accounting functions to the Provo, UT office in an effort to improve the Company's fulfillment and shipping operations and improve corporate responsiveness. This consolidation was completed in September 2002. This has enabled the Utah office to greatly improve its ability to service its customers. The Company has experienced substantial increases in sales per sales associate as a result of the consolidation. In conjunction with this consolidation, the Company has hired additional sales and marketing associates which has also positively impacted sales for the nine months ended September 30, 2003. Also, in first quarter 2003, the Company initiated the utilization of its training center in Orem, UT to assist its customers in maintaining and expanding their Internet presence. Among the Company's products and services, sales of the Company's personal finance products and services have been increasing at a faster rate than its other products and services.

   Cost of Sales

   Cost of sales for the three months ended September 30, 2003 and 2002 was $4,612,375 and $1,528,534, respectively, representing an increase of 202%. Cost of sales for the three months ended September 30, 2003 and 2002 represented costs associated with the generation of sales leads and the providing of coaching services to customers that purchase the Company's products. The main reason for the increase in cost of sales for the three months ended September 30, 2003, as compared to a year ago for the same period, can be attributed to cost of sales increasing in conjunction with the increase in sales for the period as well as the rise in the cost of generating sales leads and the providing of coaching services for the same period a year ago. See "Related Party Transactions - Relationship with ESI" below.

   Gross Margin

   Gross profit as a percentage of revenues was 50% for the three months ended September 30, 2003 and 63.8% for the three months ended September 30, 2002. The decrease was caused by the rise in costs of generating sales leads and the providing of coaching services. See "Cost of Sales" above.


   Selling

   Selling expenses for the three months ended September 30, 2003 and 2002 were $1,958,032 and $729,388, respectively, representing an increase of 168%. These costs consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The main reason for the increase in selling costs can be attributed to the increase in sales of products and services from new and existing sales associates. Selling costs have increased as a percentage of sales for the three months ended September 30, 2003 and 2002.

   General and Administrative

   General and administrative expenses for the three months ended September 30, 2003 and 2002 were $1,832,115 and $1,069,191, respectively, representing an increase of 71%. The Company's general and administration expenses consisted primarily of salaries and wages, professional and legal fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The primary reason for the increase in general and administrative expenses was attributable to higher administrative wage costs and legal expenses for the three months ended September 30, 2003. The Company pays 40% of net earnings before taxes into a profit sharing pool that is divided equally among three executive officers of the Company and its subsidiaries.

   Income Taxes

   The Company accrued $334,373 and $137,048 for income taxes for the three months ended September 30, 2003 and 2002, respectively. The Company's effective income tax rates were 39% and 36% for the three months ended September 30, 2003 and 2002, respectively

   Net Income

The Company had net income of $522,993 for the three months ended September 30, 2003, a net margin of 5.7% of revenue, compared to net income of $225,182 for the three months ended September 30, 2002, a net margin of 5.3% of revenue. Net income increased over the comparable period in 2002 primarily due to a loss on investment securities during the comparable period in 2002.

Results of Operations for the Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

   Sales

   Sales for the nine months ended September 30, 2003 and 2002 were $21,723,365 and $10,014,523, respectively, which represents a 117% increase from the prior period. The Company's principal source of revenue for the nine months ended September 30, 2003 consisted of software product and service sales. The primary reason for the increase in sales can be attributed to the consolidation of all of its administrative and accounting functions to the Provo, UT office in an effort to improve its fulfillment and shipping operations and improve corporate responsiveness. This consolidation was completed in September 2002. This has enabled the Utah office to greatly improve the Company's ability to service its customers. The Company has experienced substantial increases in sales per sales associate as a result of the consolidation. In conjunction with this consolidation, the Company has hired additional sales and marketing associates, which has also positively impacted sales for the first nine months of 2003. Also, in first quarter 2003, the Company initiated the utilization of its training center in Orem, UT to assist its customers in maintaining and expanding their Internet presence. Among the Company's products and services, sales of the Company's personal finance products and services have been increasing at a faster rate than its other products and services.

   Cost of Sales

   Cost of sales for the nine months ended September 30, 2003 and 2002 was $10,674,800 and $3,650,218, respectively, representing an increase of 192%. Cost of sales for the nine months ended September 30, 2003 and 2002 represented costs associated with the generation of sales leads and the providing of coaching services to customers that purchase the Company's products. The main reason for the increase in cost of sales for the nine months ended September 30, 2003, as compared to a year ago for the same period, can be attributed to cost of sales increasing in conjunction with the increase in sales for the period as well as the rise in the cost of generating sales leads and the providing of coaching services for the same period a year ago. See "Related Party Transactions - Relationship with ESI" below.

   Gross Margin

   Gross profit as a percentage of revenues was 50.9% for the nine months ended September 30, 2003 and 63.6% for the nine months ended September 30, 2002. The decrease was caused by the rise in the cost of generating sales leads and of providing of coaching services for the same period a year ago.

   Selling

   Selling expenses for the nine months ended September 30, 2003 and 2002 were $4,716,849 and $2,011,587, respectively, representing an increase of 134%. These costs consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The increase in selling costs can be attributed primarily to the increase in sales of products and services from new and existing sales associates. Selling costs have increased as a percentage of sales for the nine months ended September 30, 2003 and 2002.

   General and Administrative

   General and administrative expenses for the nine months ended September 30, 2003 and 2002 were $5,246,503 and $2,727,968, respectively, representing an increase of 92%. The Company's general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The primary reason for the increase in general and administrative expenses was attributable to higher administrative wages and legal fees for the nine months ended September 30, 2003. The Company pays 40% of net earnings before taxes into a profit sharing pool that is divided equally among three executive officers of the Company and its subsidiaries.

   Non-recurring Expenses

      Non-recurring expense for the nine months ended September 30, 2003 and 2002 was $0 and $169,578, respectively. Non-recurring expense in 2002 represented back wages due to EPMG's employees. This cost resulted from a completed examination of the Company's labor practices by the United States Department of Labor. The period of examination covered the Company's operations from May 2000 to May 2002.

   Income Taxes

The Company accrued $471,890 and $357,048 for income taxes for the nine months ended September 30, 2003 and 2002, respectively. The Company's effective income tax rates were 39% and 36% for the nine months ended September 30, 2003 and 2002, respectively. In its 10-QSB filing for the period ended June 30, 2003, the Company did not accrue income taxes as management believed at that time that a portion of the write-down in goodwill (See Note B in the "Notes to the Condensed Consolidated Financial Statements") provided an offset to Net Income for tax purposes. The Company now believes that the write-down in goodwill does not provide an offset to Net Income for tax purposes. The $471,890 income tax accrual recognizes the full amount of tax liability without consideration of the write-down in goodwill. The Company has retained a tax expert to confirm the Company's conclusion.

   Net Income

   We had net income of $738,084 for the nine months ended September 30, 2003 compared to net income of $573,516 for the nine months ended September 30, 2002, an increase of 29%. The increase in net income was due to overall increased revenues and better cost controls. Net income increased over the comparable period in 2002 primarily due to a loss on investment securities during the comparable period in 2002.

   Related Party Transactions

   Relationship with ESI. In September 2002, Energy Professional Marketing Group, Inc. (EPMG), a wholly-owned subsidiary of the Company, entered into an Opportunity and Strategic Alliance Agreement with Education Success Institute
(ESI). Under the agreement, EPMG purchases sales leads from ESI. ESI is owned and operated by Ethan A. Willis and James R. Garn, each of whom serves as a vice president and director of EPMG and served as an officer and director of the Company prior to September 26, 2003. Under the agreement, with respect to cash sales made by EPMG to sales leads generated by ESI, gross sales after a reserve of 4% are divided 66% to EPMG and 34% to ESI. The Company believes that the agreement is the product of arm's length negotiation between the parties. The Company was generating a significant portion of their sales leads internally; however, this was generally unprofitable for the

Company and the decision was made to outsource the generation of sales leads to ESI. The Company paid ESI a total of $2,044,027 for sales lead generation for the three months ended September 30, 2003and $3,894,816 for sales lead generation for the nine months ended September 30, 2003. In addition, the Company reserved for potential returned sales from ESI in the amount of $296,140 as of September 30, 2003. Also, revenue received by the Company for ESI's use of merchant accounts, office supplies and rent totaled $39,876 for the three months ended September 30, 2003 and $72,554 for the nine months ended September 30, 2003.

      Liquidity and Capital Resources

      At September 30, 2003, the Company had cash and cash equivalents of $3,857,987, an increase of $2,519,642 from December 31, 2002. At September 30, 2003, the Company had net working capital of $1,425,205 compared to net working capital of $680,490 at December 31, 2002. The ratio of current assets to current liabilities decreased to 1.37 at September 30, 2003 from 1.45 at December 31, 2002. Cash provided by operations was $2,836,595 for the nine months ended September 30, 2003. The primary reason for the positive operating cash for the nine months ended September 30, 2003 can be attributed to the Company's higher sales volume during the first nine months of 2003. In addition, the Company's primary merchant service company ceased holding a percentage of each sales transaction as a reserve against future cancellations, which has positively impacted cash in the current quarter. The Company also experienced non-cash prepaid expenses and non-cash expenditures of $97,667 during the nine months ended September 30, 2003, which also positively effected cash. The Company paid down its note payable and line of credit balances by a net amount of $90,637 during the nine months ended September 30, 2003. The Company anticipates paying down additional notes payable amounts during 2003. Stockholders' equity amounts to $2,945,751 as of September 30, 2003.

       The Company issued 80,000 shares of its Series B preferred stock to certain directors of the Company as prepaid executive compensation and executive compensation at a stated value of $1.00 per share in the first quarter 2003. The Company recorded non-cash executive compensation of $60,000 for the nine months ended September 30, 2003, related to these Series B preferred shares. The remaining $20,000 will be incurred during the fourth quarter of 2003.

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

   Resignation of Garn & Willis and Threatened Litigation. As disclosed in Part II, Item 1, James Randolph Garn and Ethan Andrew Willis resigned as Officers of the Company and as members of the Company's Board of Directors and have informed the Company that they are prepared to file a suit to rescind the Company's December 31, 2001 acquisition from them of the Company's operating subsidiary, Energy Professional Marketing Group, Inc., unless the Company reaches a negotiated compromise with them effecting a rescission of the acquisition. The Company is not aware of any such complaint being filed. The Company is investigating this matter and the parties have attempted to negotiate a resolution of this matter. The commencement of litigation or any adverse determination in such litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       Reliance on Education Success Institute, Inc. (ESI). As disclosed in the "Related Party Transactions" section above, the Company has increasingly relied on ESI to provide the Company with sales leads. As a percentage of the overall sales leads provided to the Company for the three months ended September 30, 2003, 89% of the leads were provided by ESI. This is compared to 57% for the three months ended June 30, 2003. ESI is owned by James Randolph Garn and Ethan Andrew Willis, who have threatened litigation against the Company relating to the Company's December 31, 2001 acquisition from them of the Company's operating subsidiary, Energy Professional Marketing Group, Inc. If the lead generation provided by ESI were to cease for any reason, the Company's financial condition, results of operations and business could be materially adversely affected.

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

   Valuation of the 2002 Sale of Business Development Series for Stock.

As noted in Note C - Investment Securities, the Company has retained a valuation firm to determine the value of the 875,000 shares of preferred stock of the Knowledge Transfer Systems, Inc., as of the time of their transfer to the Company on September 23, 2002, to determine the tax consequences of the transaction. The results of this valuation cannot be predicted at this time. However, should the valuation be substantially lower than the previously reported amount, the Company may need to restate its SEC filing for the third quarter of 2002 and for the 2002 year. In the event such a restatement is required the Company expects the effect to be limited as the entire amount of this consideration was written off at the end of 2002. However, if the valuation of the preferred stock exceeds approximately $300,000, the Company will be required to accrue tax liability relating to the excess.

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

   There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. The Company provides a detailed discussion of risk factors in various SEC filings, including its Form 10-KSB for the fiscal year ended December 31, 2002, and readers are encouraged to review these filings. Among the factors that could cause actual results to differ materially from those discussed in the forward-looking statements are the following:

  o the outcome of the current dispute between the Company and Garn and Willis regarding the acquisition of Energy Professional Marketing Group, Inc. by the Company from Garn and Willis;

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

  o the effects, if any, of the valuation of the 2002 Sale of the Business Development Series eLearning Software for stock

  o  changes in general economic conditions.

   All statements herein are made as of the date of this report. The Company does not undertake to publicly release any revisions to forward-looking statements to reflect events occurring or information obtained after the date of this report.


Item 3.  Controls and Procedures
         -----------------------

   The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

   In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

      Resignation of Garn & Willis and Threatened Litigation. On September 26, 2003, the Company received, by certified mail and hand delivery, letters from James Randolph Garn and Ethan Andrew Willis stating that each was resigning immediately as an Officer of the Company and as a member of the Company's Board of Directors (the "Letters"). The Letters also indicate that neither Garn nor Willis is resigning from positions as an officer or director of the operating subsidiary, Energy Professional Marketing Group, Inc. (EPMG). The Letters did not state a reason for the resignations of Garn or Willis; however, the Company did receive a Memorandum dated September 26, 2003 ("Memorandum") from the law firm of Holme Roberts & Owen LLP, which represents Garn and Willis. The Memorandum alleges that Garn and Willis are entitled to rescind the Company's December 31, 2001 acquisition of EPMG from Garn and Willis because they were defrauded in connection with this acquisition. This acquisition was reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2002. The Memorandum states that Garn and Wills are prepared to file a suit to effect this rescission unless the Company reaches a negotiated compromise with Garn and Willis affecting a rescission of the acquisition. The Company is not aware of any such complaint being filed. The Company is investigating this matter and the parties have attempted to negotiate a resolution of this matter. The commencement of litigation or any adverse determination in such litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

   SEC Investigation. As previously disclosed, on June 24, 2003, the Securities and Exchange Commission ("SEC") issued a formal order of investigation with respect to the Company, authorizing the investigation of certain securities matters relating to the Company. The SEC staff has taken the testimony of certain officers of the Company and has informed the Company that it intends to take additional testimony. The SEC staff has also issued additional requests for the voluntary production of documents. Prior to the issuance of the order, the Company had voluntarily provided documents and information to the SEC staff in response to informal, non-public inquiries by the staff. The Company intends to fully cooperate with the SEC in its investigation.

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

      IMI Litigation. On or about September 5, 2003, a lawsuit was filed by Independent Marketing, Inc. (IMI) against certain employees of the Company. The lawsuit was filed in the Fourth Judicial District Court of Utah County, State of Utah as Case No. 030403929. While the Company was initially named as a Defendant, the Company was not named in the Amended Complaint filed in this lawsuit, In the lawsuit, IMI is claiming that these employees have breached certain employment and non-compete agreements and IMI is seeking compensatory damages and injunctive relief. Although the Company is not a party to the litigation, because the lawsuit affects certain employees of the Company, some or all of whom are key employees, the Company's operating results and competitive position may be adversely affected in the event of a Court ruling which limits those employees' involvement with the Company.

      The Company is subject to various other claims and lawsuits from time to time in the ordinary course of business. Management does not believe that the outcome of these other matters will have a material adverse effect on the Company's financial condition, results of operations or business.


Item 3.   Defaults upon Senior Securities
          -------------------------------

     (b) There has not been any material arrearage in the payment of dividends on any preferred stock. The Company has withheld a dividend payment of 137,942 shares of common stock payable on Series A Preferred Stock to two stockholders in connection with a dispute with such stockholders.


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

      a.  Exhibits

          The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

      b.  Reports of Form 8-K

          During the period covered by this report, the Company filed the following report on Form 8-K:

               On October 3rd, 2003, the Company filed a Current Report on Form 8-K regarding the receipt of letters of resignation from officers and directors James Randolph Garn and Ethan Andrew Willis, and the receipt of a Memorandum dated September 26, 2003 from the law firm of Holme Roberts & Owen LLP, which represents Garn and Willis. The Memorandum alleges that Garn and Willis are entitled to rescind the Company's December 31, 2001 acquisition of the Subsidiary from Garn and Willis because they were defrauded in connection with this acquisition. The Memorandum states that Garn and Wills are prepared to file a suit to effect this rescission unless the Company reaches a negotiated compromise with Garn and Willis affecting a rescission of the acquisition.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INNOVATIVE SOFTWARE TECHNOLOGIES, INC.

Date:    November 19, 2003                /s/ Douglas S. Hackett
                                          ------------------------
                                          Douglas S. Hackett
                                          President, Chief Executive Officer
                                          and Director

                                          /s/ Linda W. Kerecman
                                          ------------------------
                                          Linda W. Kerecman
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
------                              -----------

3.1 Amendment to the Articles of Incorporation of Innovative Software Technologies, Inc.*

3.2 Articles of Incorporation of Innovative Software Technologies, Inc., as amended.*

3.3 Certificate of Designation of the Series A Preferred Stock of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K/A filed March 14, 2002).

3.4 Certificate of Designation of the Series B Preferred Stock of Innovative Software Technologies, Inc.*

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

4.6            Financing   Agreement   dated  January  25,  2001  among  Iwasaka
               Investments Limited, Shane Hackett and Hackett Media, Inc.*

4.7 Amendment to Finance Agreement dated December 31, 2001 between Iwasaka Investments Limited and Innovative Software Technologies

     Executive  Compensation Plans and Arrangements:  Exhibits 10.2, 10.3, 10.4,
10.5 and 10.6 to the Quarterly Report on Form 10-QSB for fiscal quarter ended September 30, 2003


10.1 Opportunity and Strategic Alliance Agreement dated September 1, 2002 by and between Energy Professional Marketing Group, Inc. and Education Success, Inc.*

10.2 Employment Agreement dated April 15, 2001 between Innovative Software Technologies, Inc. and Douglas S. Hackett.*

10.3 Employment Agreement dated December 31, 2001 between Energy Professional Marketing Group, Inc. and James R. Garn.*

10.4 Amendment dated July 15, 2002 to the Employment Agreement between Energy Professional Marketing Group, Inc. and James R. Garn.*

10.5 Employment Agreement dated December 31, 2001 between Energy Professional Marketing Group, Inc. and Ethan A. Willis.*

10.6 Amendment dated July 15, 2002 to the Employment Agreement between Energy Professional Marketing Group, Inc. and Ethan A. Willis.*

10.7 Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Douglas Shane Hackett.*

10.8 Indemnity Agreement/Hold Harmless Agreement dated August 17, 2001 among Innovative Software Technologies, Inc. and Scott Mehaffey, Shawn M. Thomas, Margie Hackett and Douglas S. Hackett.*

10.9 Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Margie Hackett.*

10.10 Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Scott Mehaffey.*

10.11 Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Margie Hackett.*

10.12 Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Shawn M. Thomas.*

10.13 Indemnity Agreement dated January 9, 2002 among Innovative Software Technologies, Inc. and Ethan Willis and Randy Garn.*

10.14 Indemnity Agreement dated August 16, 2002 among Innovative Software Technologies, Inc. and Ethan Willis and Randy Garn.*

10.15 Indemnity Agreement dated August 15, 2002 among Innovative Software Technologies, Inc. and Douglas Shane Hackett.*

10.16 Director Indemnification Agreement dated September 15, 2003 between Innovative Software Technologies, Inc. and Peter Justen

10.17 Director Indemnification Agreement dated August 14, 2003 between Innovative Software Technologies, Inc. and Peter M. Peterson

10.18 Director Indemnification Agreement dated August 4, 2003 between Innovative Software Technologies, Inc. and William E. Leathem

21             Subsidiaries of the Registrant.*

31.1 Certification of Chief Executive Officer of Innovative Software Technologies, Inc. dated November 19, 2003.

31.2 Certification of Chief Financial Officer of Innovative Software Technologies, Inc. dated November 19, 2003.

32.1 Certification of Chief Executive Officer of Innovative Software Technologies, Inc. dated November 19, 2003, which is accompanying this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 and is not treated as filed in reliance on
               Section 601(b)(32) of Regulation S-B.

32.2 Certification of Chief Financial Officer of Innovative Software Technologies, Inc. dated November 19, 2003, which is accompanying this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 and is not treated as filed in reliance on
               Section 601(b)(32) of Regulation S-B.

99.1 Resignation Letter dated September 26, 2003 from James Randolph Garn to the Company.**

99.2 Resignation Letter dated September 26, 2003 from Ethan Andrew Willis to the Company.**

99.3           Memorandum  of Holme  Roberts  & Owen  LLP  dated  September  26,
               2003.**


* Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2003 which bears the same exhibit number.

** Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 3, 2003 which bears the same exhibit number.