Form 10KSB
period 2003-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2004-04-14
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                       COMMISSION FILE NUMBER: 000-1084047


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            CALIFORNIA                                     95-4691878
  -------------------------------                     -------------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)


204 NW PLATTE VALLEY DRIVE, RIVERSIDE, MO                     64150
-----------------------------------------                  ----------
 (Address of Principal Executive Offices)                  (Zip Code)


                                 (801) 371-0755
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 12, 2004 was approximately $16,754,461. The registrant had issued and outstanding 52,897,186 shares of its common stock on April 12, 2004.

                                    CONTENTS


                                     PART I

     ITEM 1.    DESCRIPTION OF BUSINESS........................................1
     ITEM 2.    PROPERTIES.....................................................8
     ITEM 3.    LEGAL PROCEEDINGS..............................................9
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........10


                                     PART II

     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS...................................11
     ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................13
     ITEM 7.    INDEX TO FINANCIAL STATEMENTS.................................20
     ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE........................20
     ITEM 8A    CONTROLS AND PROCEDURES ......................................21


                                    PART III

     ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS
                AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                OF THE EXCHANGE ACT...........................................22
     ITEM 10.   EXECUTIVE COMPENSATION........................................26
     ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT....................................................28
     ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................31
     ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K.......................................31
     ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES........................31

                SIGNATURES....................................................32
                EXHIBIT INDEX.................................................33

     CAUTIONARY STATEMENTS ABOUT FORWARD LOOKING INFORMATION AND STATEMENTS

This Report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in Section 13 or 15(d) of the Securities Act of 1934, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words "believes," "expects," "anticipates" or similar expressions.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 1, Description of Business, important factors to consider in evaluating such forward-looking statements include:

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


                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS

(a) Development of Our Business

Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of California in May 1998.

On April 16, 2001, we acquired 100% of the outstanding common stock of Hackett Media, Inc. (Hackett). The acquisition resulted in the owners and management of Hackett having effective operating control of the combined entity after the acquisition, with the existing Innovative investors continuing as only passive investors.

On December  31,  2001,  we purchased  all of the  outstanding  shares of Energy
Professional Marketing Group, Inc. (EPMG), a technology marketing company specializing in product fulfillment for outside vendors and technology and database marketing, based in Provo, Utah. In connection with the acquisition, we issued 1,500,000 and 3,529,412 of Series A preferred and common shares, respectively. Following the purchase, EPMG became a wholly owned subsidiary of the Company.

On September 26, 2003, legal counsel representing the former principals of EPMG, who are currently officers of our EPMG subsidiary, notified us with the allegation that the former principals were entitled to rescind the 2001 acquisition of EPMG, discussed above. The notification alleges that the former principals were defrauded in connection with our acquisition of EPMG, Inc. and that they would seek litigation to effect a rescission of the 2001 purchase. On January 2, 2004, the Company and these former principals entered into a

Memorandum of Understanding that provides for the settlement of the principals' claims through exchange of certain of the Company's operating assets of EPMG for the return of the common and preferred stock previously issued to them by the Company in connection with the merger. However, a definitive agreement for this transaction has not been entered into yet.

The former principals have had the right since March 15, 2004 to terminate their obligations under the Memorandum of Understanding, but have not notified us of their intent to do so. The former principals currently serve the Company in their capacities as officers of EPMG, which corporate entity contributes the majority of our consolidated revenues and controls the majority of our operating assets.

In the event that the final settlement is executed in the form described in the Memorandum of Understanding, dated January 2, 2004, our operations will be significantly curtailed and our consolidated assets will be significantly diminished. While the divestiture will result in the retention of sufficient operating assets to support the Company's operating needs in the foreseeable future, management's plans for the future of the Company include (i) aggressively developing and marketing existing proprietary platforms and (ii) seeking merger candidates. Also see our Business Strategies, discussed below. There can be no assurances that management will be successful in these plans.

In the event that the Company does not enter into a final settlement with the former principals of EPMG, then it is possible that the former principals of EPMG will file a rescission action against the Company. The Company has reviewed and analyzed with legal counsel the allegations made by the former principals and has concluded that such allegations are without merit. Accordingly, the Company will vigorously defend any such action. Nonetheless, the time and expense associated with the defense of any such action could have a material adverse effect on the business, operations and financial condition of the Company.

(b) Our Business

We are currently engaged in the development, marketing and delivery Internet websites, database management programs, and of business educational programs, generally to individuals, throughout the United States of America. Our educational programs combine both self-training by our clients and personal coaching by our employees. During 2003, our educational programs were concentrated in two product lines: Real Estate and Internet Marketing, which together comprised approximately 94% of 2003 revenues.

Our current management team combines expertise in the fields of direct marketing, software development, coaching, and sales management, to small businesses and consumers.

PRODUCTS AND SERVICES

Business Education and Coaching Services - We sell business education and coaching services in the areas of real estate investing, stock market investing, and Internet business operations, principally to individual customers throughout the United States of America. This offering represents over 90% of our consolidated revenues during the fiscal year ended December 31, 2003.

These offerings are typically rendered over a six to ten week period. Coaching services are either provided internally by our employees or outsourced to a third-party vendor for fulfillment of the coaching service. Multimedia educational materials used by our clients and coaches in connection with the business education and coaching services are generally sold as a bundled package along with our coaching services. However, clients may and often do acquire only the coaching sessions or only the multimedia educational materials. Recently, the Company developed its "Triad Learning System(TM)" comprising one-on-one coaching sessions, mentor conference calls with industry experts, and web-based interactive learning sessions with experts and other program participants. This three-tiered approach offers an individually tailored and effective educational process.

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

Skills in Demand - Skills in Demand delivers e-learning certification courses catering to small businesses and technical professionals. The eLearning software products offer a wide range of interactive self-study courses to meet the training and pre-certification needs at affordable prices via the Internet. The courses supply training to small businesses and enhance the careers of technical professionals, including PC technicians, network engineers, administrators, and IT managers.

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

One Crypt - One Crypt for Email and One Crypt for Files scramble email messages and reorganize the data only for registered recipients, without using complicated passwords. One Crypt for Files also compresses large files to share and send them more easily, and offers a small banner ad of unique design with every message sent. Designed with the office or the home PC in mind, both tools encrypt and decrypt email to make it more private while still working in conjunction with all the most popular mail programs.

BUSINESS STRATEGIES

Internal Growth - We believe that the Company can achieve internal growth in both revenue and profitability by continuing to develop and market its software products and by aggressively growing its sales and coaching staff. The Company intends to expand its offering of higher-margin products and services and to focus on increasing productivity and efficiency. We are currently reviewing and modifying our operational processes and internal reporting to take advantage of low-cost accounting and operations software enabling real-time management reporting and cost controls. In addition, we are implementing programs to take advantage of economies of scale in employee benefits, insurance, and sales lead generation. We are training our sales associates to emphasize customer service and to improve sales via ancillary products and services.

Acquisitions - We will continue to explore potential acquisitions when we can do so on advantageous terms. In particular, the Company is focusing on complimentary and higher-margin businesses. In evaluating potential acquisitions, we will consider the potential for operating cost reductions, revenue growth through existing sales personnel, managerial efficiencies, and other relevant factors. As consideration for future acquisitions, we intend to continue to use combinations of common and preferred stock and cash. The consideration for each future acquisition will vary on a case-by-case basis depending on our financial interests, the historical operating results of the acquisition target, and the growth potential of the business to be acquired.

Sale of Subsidiary - On January 2, 2004, we executed a Memorandum of Understanding to sell our EPMG, Inc. subsidiary to two former officers and directors, although a definitive agreement has not been entered into yet for this transaction. This transaction comprises (1) the transfer of certain assets to the parent company, (2) the assumption of certain liabilities by the parent company, (3) the exchange of all shares held by the parent in the subsidiary for all of the capital stock originally issued in the purchase of EPMG.

COMPETITIVE BUSINESS CONDITIONS

The markets for our products and services are highly competitive, continuously evolving and subject to rapid change, technological or otherwise. In addition, barriers to entry for potential competitors are low, although we believe our solutions currently compete favorably with those offered by our competitors. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Additional competition could result in a reduction of our margins and/or loss of market share. Furthermore, a significant portion of the sales leads upon which the Company depends to generate sales is generated by a small number of parties. Any change in the relationship with these lead providers, or any significant drop in the number and/or quality of leads provided, could have serious adverse effects on our business unless they were rapidly replaced. In conjunction with the Sale of the EPMG Subsidiary (SEE 8K FILING UNDER ITEM 13-B) the Company intends to rely more on internally generated leads and products which also results in higher margin sales.

GOVERNMENT REGULATION

The products we provide over the Internet are subject to federal, state and local laws and regulations governing the conduct of e-commerce and use of the Internet. E-commerce is new and rapidly changing, and government regulations relating to the Internet and e-commerce are still evolving. Currently, there are few laws and regulations directly applicable to access of the Internet or conduct of e-commerce on the Internet. However, due to the increasing popularity and use of the Internet and on-line services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad), and it is possible that laws and regulations will be adopted with respect to the Internet and online services. These laws and regulations may cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Additionally, the rapid growth of e-commerce may trigger the development of tougher consumer protection laws. The adoption of such laws and regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our products and could otherwise have a material adverse effect on our business.

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

INSURANCE

We maintain various insurance coverage for our assets and operations. Coverage includes general liability, property and workers' compensation insurance. We maintain coverage in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate with an umbrella policy, which provides coverage up to $5,000,000. We also maintain workers' compensation policies in every state in which we operate. Nevertheless, there can be no assurance that our insurance will provide sufficient coverage in the event of a claim is made against us, or that we will be able to maintain in place such insurance at reasonable prices. An uninsured or under insured claim against us of significant magnitude could have a material adverse effect on our business and results of operations.

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

EMPLOYEES

As of March 31, 2004 Innovative and its subsidiaries employed a total of 238 persons. Following the sale of our EPMG subsidiary (SEE FORM 8-K FILING UNDER
ITEM 13-B) we will employ approximately 35 persons. Depending on timing and cash flow from operations, we intend to hire up to 40 new sales and marketing personnel and 15 coaching/mentoring personnel over the next twelve months. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.


FACTORS AFFECTING FUTURE RESULTS

Factors that could cause the Company's actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

We are in an Intensely Competitive Industry.

The direct marketing of computer-based educational programs is a highly competitive industry with many players and with few barriers to entry. Consequently, our ability to remain competitive will depend in large part on our ability to strengthen our sales and marketing efforts and to introduce new and complementary products that are appealing to consumers. Strengthening our sales and marketing efforts will in large part depend on our ability to attract and retain marketing and sales personnel more effectively than our competitors.

We May Not be Able to Successfully Identify, Consummate, or Integrate Acquired Businesses.

As a part of our business strategy, we intend to increase our size by pursuing potential acquisitions of complementary and higher-margin businesses that will expand our product offerings and enable us to achieve economies of scale. However, we may not be able to successfully identify any potential acquisition candidates, and even if we do, we may not be able to consummate the acquisition on favorable terms or obtain the benefits we anticipate from such a transaction.

Even if we consummate any acquisitions, the transactions could pose significant integration challenges. For example, we may not be able to integrate the sales and marketing functions of any acquired businesses with our then-existing sales and marketing function.

The Contemplated Sale of EPMG Will Substantially Reduce our Revenues.

We have entered into a Memorandum of Understanding with the former principals of our EPMG subsidiary to sell our EPMG stock back to them in exchange for all of their capital stock in the Company and other consideration. Although the completion of this transaction will be subject to the receipt of an independent fairness opinion stating that the sale of EPMG is fair to the shareholders of the Company, substantially all of our revenues are derived from EPMG. Therefore, if the sale of EPMG is completed, our operations, revenues, and consolidated assets will be significantly diminished.

If We Do Not Complete the Sale of EPMG in a Negotiated Transaction,We Could Be Subject to the Risk of Litigation that Could Have a Material Adverse Effect on our Business,Ooperations, and Financial Condition.

The former principals of EPMG have alleged that they are entitled to rescind the Company's original acquisition of EPMG due to fraudulent inducement. Although the Company believes that these allegations do not have any merit, if the proposed sale of the EPMG subsidiary is not accomplished, it is possible that the former principals will file an action against the Company, and the time and expense associated with the defense of any such action could have a material adverse effect on the business, operations, and financial condition of the Company. Moreover, such an action could divert management's time and efforts away from the business of the Company.

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

     o    the demand for the products and services we intend to market, and

     o the introduction of new or enhanced services by us or our competitors, and

     o    economic conditions specific to our business.

We Must Continue to Attract, Train, Motivate and Retain Qualified Personnel.

We must attract, train, motivate and retain highly qualified personnel, particularly in the areas of sales and marketing. Because the competition for effective sales and marketing employees is intense, hiring, training, motivating, retaining and managing employees with the strategic and technical skills we need is both time-consuming and expensive. If we fail to attract, train and retain key personnel, we may experience delays in marketing and commercialization of our products and services.

Because Our Products Rely on Technology That We Own, Our Business Will Suffer If We Fail to Protect Our Intellectual Property Rights to That Technology Against Infringement by Competitors.

To protect our intellectual property rights in our product offerings, we rely on a combination of copyright and trade secret laws and restrictions on disclosure. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our technology and solutions. Monitoring unauthorized use or copying of our products is difficult and the steps we have taken may not prevent unauthorized use or copying, particularly in foreign countries where the laws may not protect our proprietary results as fully as in the United States. If we fail to protect our intellectual property from infringement, other companies may use our intellectual property to offer competitive products at lower prices. If we fail to compete effectively against these companies, we could lose customers and experience a decline in sales of our solutions and revenues.

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

     o    market conditions in our industry.

In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in our business and that often have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of our common stock.

We Must Develop, Produce and Establish New Products and Services That Keep Up With Consumer Tastes and Demands.

The market for computer-based business education programs is characterized by frequent software changes, frequent new products and service introductions and evolving industry standards. The introduction of services embodying new processes and technologies and the emergence of new industry standards can rapidly render existing services obsolete and unmarketable. Our success in adjusting to rapid technological change will depend on our ability to:

     o develop and introduce new services that keep pace with consumer tastes and demands regarding computer-based educational programs; and

     o    address the increasingly sophisticated and varied needs of customers.

Due to inadequate technical expertise, insufficient finances or other reasons, we may be unable to accomplish these tasks. Such failure could have a material adverse effect on our operating results and financial condition.

The SEC Investigation of Activity in Our Securities May Adversely Affect the Company.

The  Securities  and  Exchange   Commission  (SEC)  issued  a  formal  order  of
investigation with respect to the Company, authorizing the investigation of certain securities matters relating to the Company. The Company cannot predict the length or potential outcome of the SEC investigation, or the potential impact of the investigation on the Company. If the SEC's investigation results in any formal adverse determination, which may include a fine or other remedies, the Company's financial condition, results of operations and business could be materially adversely affected. The Company has incurred, and may continue to incur, significant legal and other costs in connection with this investigation.


ITEM 2.  PROPERTIES

On January 20, 2004, in conjunction with expected sale of its EPMG subsidiary (SEE FORM 8-K FILING UNDER ITEM 13-B), the Company announced the relocation of its corporate headquarters to 204 NW Platte Valley Drive, Riverside, MO 64150. Previously, in February 2003, the Company had relocated its corporate headquarters to 5072 North 300 West, Provo, UT 84604, the headquarters of its EPMG subsidiary. At our Riverside location we lease an aggregate of 3,842 square feet. This lease commenced in March 2002 and expires February 2005. The Company believes that this property is suitable for our immediate needs. However, if the Company grows, there may be a need for a larger facility.

Our EPMG subsidiary relocated to a newer, larger facility in 2002 located at 5072 North 300 West, Provo, UT 84604, where they leased two separate spaces (1st and 2nd floor) within this facility amounting to an aggregate of approximately 13,357 square feet. The 2nd floor space, which comprises approximately 8,000 square feet, commenced May 2002 and expires April 30, 2005. The 1st floor space, which comprises approximately 5,357 square feet, commenced September 2002 and expires August 2005. The Company currently subleases the first floor space to a third party. We believe that if the Company grows, there will be a need for additional space. Our former facility was located at 1160 S. State Street, Orem, UT 84097-7160.

Subsequent to December 31, 2002, EPMG extended the term of its lease at 5072 North 300 West, Provo, UT 84604 (2nd floor) for one additional year or until April 30, 2006, and also increased the amount of rentable office space by 700 square feet. This additional space is currently subleased to a related entity, Education Success Institute, Inc. (ESI), for $700 per month. ESI is owned and operated by two directors of the Company (Ethan Andrew Willis and James Randolph
Garn).

In addition, EPMG entered into an operating lease for certain office space at 625 South State Street, Orem, UT 84058. The Company leased an aggregate of 3,000 square feet with a term of January 1, 2003 to December 31, 2003. The leased office space is to be utilized by the Company's coaching/mentoring staff members. This operating lease was subsequently amended in March 2003 to increase the number of rentable square feet to 4,000 square feet with all other terms of the lease remaining unchanged.

The Company is not named in the contracts between EPMG and its landlords and does not guarantee any of EPMG's leases. EPMG is not named in the contracts between the Company and its landlord and does not guarantee any of the Company's leases.

ITEM 3.  LEGAL PROCEEDINGS

SEC Investigation

On June 24, 2003 the Securities and Exchange Commission ("SEC") issued a formal order of investigation with respect to the Company, authorizing the investigation of certain securities matters relating to the Company. The SEC staff has taken the testimony of certain officers of the Company and has informed the Company that it intends to take additional testimony. The SEC staff has also issued additional requests for the voluntary production of documents. Prior to the issuance of the order, the Company had voluntarily provided documents and information to the SEC staff in response to informal, non-public inquiries by the staff. The Company intends to fully cooperate with the SEC in its investigation.

Independent Marketing, Inc.

On or about September 5, 2003, a lawsuit was filed by Independent Marketing, Inc. (IMI) against certain employees of the Company. The lawsuit was filed in the Fourth Judicial District Court of Utah County, State of Utah as Case No. 030403929. While the Company was initially named as a Defendant, the Company was not named as a defendant in the Amended Complaint filed in this lawsuit. In the lawsuit, IMI is claiming that these employees have breached certain employment and non-compete agreements and that IMI is seeking compensatory damages and injunctive relief. Although the Company is not a party to the litigation, because the lawsuit affects certain employees of the Company, some or all of whom are key employees, the Company's operating results and competitive position may be adversely affected in the event of a Court ruling which limits those employees' involvement with the Company.

Resignation of Garn & Willis and Threatened Litigation.

On September 26, 2003, the Company received, by certified mail and hand delivery, letters from James Randolph Garn and Ethan Andrew Willis stating that each was resigning immediately as an officer of the Company and as a member of the Company's Board of Directors (the "Letters"). The Letters also indicate that neither Garn nor Willis is resigning from positions as an officer or director of the operating subsidiary, Energy Professional Marketing Group, Inc. (EPMG). The Letters did not state a reason for the resignations of Garn or Willis; however, the Company did receive a Memorandum dated September 26, 2003 ("Memorandum") from the law firm of Holme Roberts & Owen LLP, which represents Garn and Willis. The Memorandum alleges that Garn and Willis are entitled to rescind the Company's December 31, 2001 acquisition of EPMG from Garn and Willis because they were defrauded in connection with this acquisition. This acquisition was reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2002. The Memorandum states that Garn and Wills are prepared to file a suit to effect this rescission unless the Company reaches a negotiated compromise with Garn and Willis affecting a rescission of the acquisition. The Company is not aware of any such complaint being filed. The Company has reviewed and analyzed with legal counsel the allegations made by Garn and Willis and has concluded that such allegations are without merit. Accordingly, the Company currently intends to vigorously defend any action that is filed by Garn and Willis.

Effective January 2, 2004, the Company, EPMG, and Garn and Willis entered into a Memorandum of Understanding ("MOU") relating this matter (SEE 8K FILING UNDER
ITEM 13-B). In the MOU, the parties agree to an adjustment of the business of EPMG and the establishment of an ongoing business relationship as described therein as a complete settlement of the disputed claims among them. The MOU provides, among other things, that the Company will cause EPMG to transfer certain assets to the Company and the Company will assume certain liabilities from EPMG and that at closing, the Company will transfer 100% of the EPMG stock to Garn and Willis in exchange for all of the capital stock of the Company owned by Garn and Willis. The MOU provides that a final Settlement and Reorganization Agreement will be prepared to implement the MOU. Under the MOU, the Company has engaged a qualified investment bank satisfactory to Garn and Willis to render a Fairness Opinion on the agreement. The MOU requires that the parties will work in good faith to complete closing within 30 days of the issuance of a Fairness Opinion. Should the proposed transaction not be completed the Company may face litigation which could negatively impact its operations.


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

The following table sets forth, for the quarters indicated, the high and low closing sales price per share for the Company's common stock, as reported by the OTC Bulletin Board:

                                                               High         Low
YEAR ENDING DECEMBER 31, 2002:
       First Quarter....................................... $  3.74        3.19
       Second Quarter......................................    3.92        0.92
       Third Quarter.......................................    1.00        0.38
       Fourth Quarter......................................    0.48        0.07

YEAR ENDING DECEMBER 31, 2003:
       First Quarter....................................... $  0.14        0.06
       Second Quarter......................................    0.17        0.06
       Third Quarter.......................................    0.58        0.09
       Fourth Quarter......................................    0.44        0.20

The closing price for the common stock on April 12, 2004 was $0.50 per share.

The Company's Board of Directors authorized a three-for-one stock split on July 11, 2001. This was effected on August 10, 2001 to stockholders of record on July 31, 2001. We have restated all share and per share amounts referred to in the financial statements, notes, and above table to reflect this stock split.

HOLDERS

As of December 31, 2003 the Company had 1,258 holders of record of its common stock.

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

The holders of the shares of Series A Preferred are entitled to receive dividends at the rate of 4% per annum of the liquidation preference per share payable yearly in fully paid and non-assessable shares of the Corporation's common stock. The number of shares of common stock to be distributed as a dividend is calculated by dividing such payment by 95% of the Market Price on the first five trading days after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date. As such, on April 13, 2004 the Board of Directors of the Company declared an issuance of 198,557 shares of the Company's common stock as dividend payment to the holders of the Series A Preferred Stock.

The holders of the shares of Series B Preferred are entitled to receive dividends at the rate of 4% per annum of the liquidation preference per share payable yearly in fully paid and non-assessable shares of the Corporation's common stock. The number of shares of common stock to be distributed as a dividend is calculated by dividing such payment by 100% of the Market Price on the first five trading days after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date. As such, on April 13, 2004 the Board of Directors of the Company declared an issuance of 51,255 shares of the Company's common stock as dividend payment to the holders of the Series B Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

On February 13, 2003 we issued 100,000 shares of our Series B Preferred Stock to certain directors and officers of the Company as compensation for services provided to the Company for the year ended December 31, 2003. These issuances were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

On April 23, 2003, we issued 233,333 shares of our common stock to a public relations firm in consideration of an agreement by the firm to provide services to the Company, and on May 20, 2003, we issued 49,231 shares of our common stock to an attorney for professional services rendered during the second quarter of 2003. Both of these issuances were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

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

OVERVIEW

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the two years ended December 31, 2003 and 2002. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Allowances for Doubtful Accounts

Our notes receivable amounted to $949,891 as of December 31, 2003 and relate to product financing arrangements entered into with our clients. These notes are unsecured, bear interest at 15% and have terms ranging between one and two years. The Company has not and does not intend to sell or otherwise transfer these receivables.

The allowance for doubtful accounts is based upon our best estimate of the amount of probable credit losses in the existing notes based upon our historical loss rates experienced on such financing arrangements. A note is considered impaired pursuant to Financial Accounting Standards Board Statement 114, Accounting by Creditors for Impairment of a Loan. Pursuant to Statement 114, a
note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

We commenced client-financing activities during 2002 and, as a result, lacked a sufficient history of financing transactions to make a reasonable estimate of uncollectible amounts during 2002. As a result, all financing balances, amounting to $718,690 were fully reserved as of December 31, 2002 and through and including the third fiscal quarter of 2003. During the fourth quarter of 2003, we were able to develop a reasonable estimate of uncollectible amounts, based upon actual experience, and we changed our estimate as of December 31, 2003 to reflect this better information. On a pro forma unaudited basis assuming that the current estimate had been available at the end of 2002, the allowance on December 31, 2002 would have been $179,672. Pro forma information is not necessarily indicative of the results that would have occurred had the information been available at that time.

Revenue Recognition and Returns and Allowances

We have evaluated our product offerings in the context SAB 101 Revenue Recognition and EITF 00-21 Revenue Arrangements with Multiple Deliverables and have determined that revenues associated with the multimedia educational materials (product sales) require accounting separate from the educational and coaching services (services revenue). The fair value of these offerings is established through separate third party sales of each of these products and services.

Product Sales: We recognize product sales upon delivery to our students, as evidenced by third party shipping providers, which is the point where the student assumes ownership and risk of loss. Shipping costs are billed to students and are included as a component of revenue and cost of product sales. Returns are provided for based upon the Company's historical return experience.

Services  Revenues:  The educational  offering includes multiple sessions with a
Company employed coach. We recognize services revenue pro rata as coaching/training sessions are rendered. Deferred revenue represents the fair value of future coaching sessions that students have paid for ($4,461,883), less the applicable commissions to lead generators and content providers ($1,701,016) and sales commissions ($903,620).

Our obligation to provide coaching and training ceases one year following the sale. Refunds for unused courses are not provided for in the sales arrangement with the student. However, the Company offers refunds in certain circumstances for which a history has been developed to estimate and reserve such amounts.

RESULTS OF OPERATIONS

Year ended December 31, 2003 compared to the year ended December 31, 2002.

Revenues

Revenues for the years ended December 31, 2003 and 2002 were $26,884,246 and $14,778,814, respectively, which represents an 82% increase. The Company's principal source of revenue for the year ended December 31, 2003 and 2002 consisted of business education and coaching services, which represented 98% of consolidated revenues. Our business education and coaching services revenues increased substantially as a result of increasing our sales staff and focusing on the offerings that, based upon our accumulated experience, have the higher sales rate among our targeted customer base.

We record revenues for multimedia education materials (product sales) upon delivery of the material to our students. We record revenues for coaching sessions rendered and we defer revenue for coaching sessions that are paid for but have not yet been rendered. We deferred $4,461,883 of services revenue as of December 31, 2003 and $1,024,590 as of December 31, 2002. Our deferral as of December 31, 2003 was larger than the amount deferred as of December 31, 2002 because of the increase in our sales and the additional time and effort that is afforded our clients and their schedules by our in-house coaching staff.

Substantially all of our revenues are derived from the EPMG subsidiary. On September 26, 2003, legal counsel representing the former principals of EPMG, who are currently officers of our EPMG subsidiary, notified us with an allegation that they were entitled to rescind the 2001 acquisition of EPMG. The notification alleges that the former principals were defrauded in connection with our acquisition of EPMG, Inc. and that they would seek litigation to affect a rescission of the 2001 purchase. On January 2, 2004, the Company and these former principals entered into a Memorandum of Understanding that provides for the settlement of the principals' claims through exchange of certain operating assets for the common and preferred stock previously issued in connection with the merger.

The former principals have had the right since March 15, 2004 to terminate their obligations under the Memorandum of Understanding, but have not notified us of their intent to do so. The former principals currently serve the Company in their capacities as officers of EPMG, which corporate entity contributes the majority of our consolidated revenues and controls the majority of our operating assets.

In the event that the final settlement is executed in the form described in the Memorandum of Understanding, dated January 2, 2004, our operations will be significantly curtailed and our consolidated assets will be significantly diminished. While the divestiture will result in the retention of sufficient operating assets to support the Company's operating needs in the foreseeable future, management's plans for the future of the Company include (i) aggressively developing and marketing existing proprietary platforms and (ii) seeking merger candidates. Also see our Business Strategies, discussed below. There can be no assurances that management will be successful in these plans.

In the event that the Company does not enter into a final settlement with the former principals of EPMG, then it is possible that the former principals of EPMG will file a rescission action against the Company. The Company has reviewed and analyzed with legal counsel the allegations made by the former principals and has concluded that such allegations are without merit. Accordingly, the Company will vigorously defend any such action. Nonetheless, the time and expense associated with the defense of any such action could have a material adverse effect on the business, operations and financial condition of the Company.

Cost of Sales and Margins

Cost of sales for the years ended December 31, 2003 and 2002 were $13,318,323 and $5,594,234, respectively, representing an increase of 138%. Cost of sales include (i) the cost of the multimedia educational materials that we ship to our students, (ii) the wages paid to our coaches and (iii) the commissions that we pay to lead sources. Our costs increased during the year ended 2003 relative to our sales revenue, resulting in an overall reduction in our gross margins from 62% in 2002 to 50% in 2003. Our cost increases occurred in two categories. First, our cost for fulfillment of our coaching costs increased when we brought this function in house. During 2002 and the first month of 2003, we had largely outsourced our fulfillment. While we pay less for coaching to our employees, our overhead increased greatly due to this action. We are committed to an in-house coaching function for many reasons, including our ability to monitor the quality of the service, and believe that our overhead will have less effect in future periods as our revenue continues to grow. Second, we pay commissions to Education Success Institute, Inc. ("ESI") (a Company owned by Ethan Willis and Randy Garn, officers of our EPMG subsidiary) at a higher rate (approximately 40%) than other lead providers. During the year ended December 31, 2003, ESI leads increased from 40% of our revenue sources at the beginning of the year to 90% at the end of the year. This increase and the higher associated commission resulted in lower margins.

Selling Expenses

Selling expenses for the years ended December 31, 2003 and 2002 were $6,094,250 and $3,307,000, respectively, representing an increase of 84%. Selling expenses consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The increase in selling expenses is attributed to the increase in sales of products and services and remained relatively constant at 23% as a percentage of sales.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2003 and 2002 were $7,533,571 and $4,509,291, respectively, representing an increase of 67%. The Company's general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The reason for the increase in general and administrative expenses was attributable to higher administrative wages and legal fees.

Other Operating Charges

During the year ended December 31, 2002, we reported operating charges of (i) $12,461,246 related to goodwill impairment; (ii) $1,629,250 related to permanent impairments of investment securities and (iii) other non-recurring charges of $169,578. There were no similar charges recorded in 2003. We completed our annual impairment analysis of goodwill as of December 31, 2003, which did not result in the identification of any impairment. We will continued to consider the recoverability of goodwill. All of our investment securities were permanently impaired in 2002. Therefore, no charges occurred during 2003 nor are any anticipated in future periods.

Other Income (Expense)

Other income, net of other expenses for the years ended December 31, 2003 and 2002 were $246,100 and $209,939, respectively, representing an increase of 17%. The increase is attributable to the increase in interest on our financing notes receivable of $358,635, offset by our recognition of $218,950 of interest and penalties related to non-payment of our Federal and state income taxes for the years ended December 31, 2002 and 2003. We expect to be fully current on the payment of our income taxes before the end of our second fiscal quarter of the year ended December 31, 2004.

Income Taxes

Our provision for income taxes amounted to $346,955 for the year ended December 31, 2003. Our current provision, representing the amounts due to taxing authorities, amounted to $226,176 and $592,637 for the years ended December 31, 2003 and 2002, respectively. Our current income taxes are higher than amounts calculated by applying the statutory rates to our net income because tax law prohibits our ability to deduct certain material reserves related to our notes receivable and our reserve for returns and refunds. Such amounts are deductible when actually incurred.

As of December 31, 2003 and 2002 our net deferred tax assets amounted to $475,578 and $596,357, respectively. Deferred tax assets represent the value of future tax deductions and are net of a valuation allowance that is estimated by management. The valuation allowance, which is included in the above amounts, amounted to $331,851 and $113,154, as of December 31, 2003 and 2002,
respectively. The valuation allowance was increased in 2003 to fully reserve deferred taxes associated with long-term capital loss carry-forwards which are only deductible to the extent of capital gains.

Net Loss

Our net loss for the year ended December 31, 2003 amounted to ($202,752), compared to ($12,681,846) for the year ended December 31, 2003. As previously mentioned, approximately $14,090,000 of charges related to goodwill and security impairments that did not reoccur in 2003. In 2003, we reported income taxes of $346,955 (none in 2002). Excluding these differences our pretax income as a percentage of revenues decreased from 9.5% to 1.3%. This decrease was attributable to the matters discussed in our cost of sales section above. We continue to believe that the actions taken to bring the coaching services in-house and the use of ESI for high-quality sales leads continues to be our best course of action.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003 we had current assets of $6,568,628, which represents and increase of $4,022,175 over current assets as of December 31, 2002. Much of the increase is attributable to an increase in cash. At December 31, 2003 we had cash on hand of $3,890,929, which represents an increase of $2,552,584 over the balances as of December 31, 2002. Other material increases in current assets resulted from notes receivable and deferred income taxes. Notes receivable of $949,891 as of December 31, 2003 is net of our estimated reserve of $454,529 for bad debts. Due to insufficient experience in finance sales losses in 2002, we reserved the entire outstanding notes receivable balance of $718,690. Our finance activity increased substantially in 2003, resulting in gross notes receivable of $1,404,420 as of December 31, 2003 compared to $718,690 as of December 31, 2002.

At December 31, 2003 we had current liabilities of $6,088,913, which represents an increase of $4,582,921 over current liabilities as of December 31, 2002. Our current liabilities include significant amounts associated with deferred revenue, commissions and reserves for returns. These accounts require complex subjective estimates. Our deferred revenue of $1,857,247, which will not require cash outlays, increased $1,601,099 over the balance as of December 31, 2002. This increase is attributable to our increase in revenues. We are liable for commissions to our sales force and to lead providers. Commissions included as a component of accounts payable and accrued liabilities increased to $1,255,770 as of December 31, 2003 compared to $83,278 as of December 31, 2002. Finally, current liabilities include an outstanding balance of $3,440 on a $50,000 credit facility that we intend to pay off and not use further.

As December 31, 2003 our working capital increased marginally to $479,715 from $444,104. We believe that our operating activities in 2004 will be sufficient to fulfill our obligations as they become due in the normal course of business.

We have no material commitments for capital expenditures. Capital expenditures in 2003 of $417,129 related to our expansion efforts. We may require additional facilities and support equipment if our growth rate continues at the current rate.

We have not filed our 2003 and 2002 Federal and State of Utah income tax returns. Combined current income taxes payable for these periods are currently estimated to be $226,176 and $596,357, respectively. Interest and penalties have been recorded in the amount of approximately $218,950.

In February 2003 we issued 100,000 shares and 80,000 shares of our Series B preferred stock to certain directors and officers of the Company for compensation during the years ended December 31, 2003 and 2002, respectively. The value of these shares was determined based upon the number of common shares into which the preferred shares are convertible into, using the closing market prices on the date of issuance.

We issued 233,333 shares of our common stock during the first quarter 2003 for prepaid public relation services to be provided in future periods. Theses shares were subsequently returned to treasury. We issued 133,333 shares of our common stock as a charitable contribution during the first quarter 2003. Finally, we issued 49,231 shares of our common stock for professional services provided during the second quarter 2003. We may from time to time use our common stock to compensate other parties for services.

We currently do not have a stock option or stock purchase plan. We also currently do not have any employee benefit plans that would require the use of our securities.

EPMG TRANSACTION AND POSSIBLE FUTURE EFFECTS

On September 26, 2003, counsel representing the former principals of EPMG, Inc., who are currently officers of EPMG, Inc., notified the Company that they were allegedly entitled to rescind the Company's 2001 acquisition of EPMG, Inc., which was accomplished in a stock-for-stock exchange, accounted for as a purchase business combination. The notification alleges that the former principals were defrauded in connection with the Company's acquisition of EPMG, Inc. and that they would seek litigation to effect a rescission of the 2001 purchase. On January 2, 2004, the Company and these former principals entered into a Memorandum of Understanding that provides for the settlement of the principals' claims through exchange of certain operating assets for the Company's common stock previously issued in connection with the merger.

The former principals have had the right since March 15, 2004 to terminate their obligations under the Memorandum of Understanding, but have not notified the Company of their intent to do so. The former principals currently serve the Company in their capacities as officers of EPMG, Inc., which corporate entity contributes the majority of the Company's consolidated revenues and controls the majority of the Company's operating assets.

In the event that the final settlement is executed in the form described in the Memorandum of Understanding, dated January 2, 2004, the Company's operations will be significantly curtailed and the Company's consolidated assets will be significantly diminished.

The Company does not believe that the current terms of the settlement will result in reporting the EPMG, Inc. component as a discontinued operation in future reports. The criteria for reporting the EPMG, Inc. results as discontinued include the requirement that the Company will not have any significant continuing involvement in the operations of EPMG, Inc. after the disposition date. Since the current settlement arrangement provides for a continuing business relationship and exchange of products and services, this criteria has not been achieved.

OFF BALANCE-SHEET ARRANGEMENTS

The Company has no material off-balance sheet arrangements as of December 31, 2003.

RECENT ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement was considered in regard to our Series A and Series B Preferred Stock and, as a result, is not anticipated to have a significant effect on our financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46 (REVISED), Consolidation of Variable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. We currently have no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements for the years ended December 31, 2003 and 2002 are included elsewhere in this annual report. The contents of our financial statements are as follows:

                     2003 CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Aidman, Piser & Company, P.A.......................................F-2
Consolidated Balance Sheet as of December 31, 2003...........................F-3
Consolidated Statement of Operations for the
Year Ended December 31, 2003.................................................F-4
Consolidated Statement of Stockholders' Equity for the
Year Ended December 31, 2003.................................................F-5
Consolidated Statement of Cash Flow for the
Year Ended December 31, 2003.................................................F-6
Notes to 2003 Consolidated Financial Statements..............................F-7

                     2002 CONSOLIDATED FINANCIAL STATEMENTS

Report of Robison, Hill & Co................................................F-19
Consolidated Balance Sheet as of December 31, 2002..........................F-20
Consolidated Statement of Operations for the
Year Ended December 31, 2002................................................F-21
Consolidated Statements of Stockholders' Equity for the
Year Ended December 31, 2002................................................F-22
Consolidated Statement of Cash Flow for the
Year Ended December 31, 2002................................................F-23
Notes to 2002 Consolidated Financial Statements.............................F-24

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

On January 26, 2004, the Company engaged the accounting firm of Aidman, Piser & Company, P.A. to audit the consolidated financial statements for the year ended December 31, 2003. In connection with the appointment the audit committee terminated the firm of Robison, Hill & Co. In connection with this change, there were no disagreements between the Company and the former auditors.

ITEM 8A  CONTROLS AND PROCEDURES

(a) As of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of the Company, with the participation of the Company's management, carried out and evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

(b) There were no changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

                                    PART III


ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


Name                    Age       Position
------------------      ----      --------------------------------------------
Peter M. Peterson       (47)      Chairman of the Board of Directors (1)
Douglas S. Hackett      (40)      President, Chief Executive Officer, Director
Linda W. Kerecman       (41)      Chief Financial Officer
Ethan A. Willis         (29)      President of EPMG, Inc., Director (2)
Randy R. Garn           (29)      Vice President of EPMG, Inc., Director (2)
Peter A. Justen         (47)      Director
William E. Leathem      (42)      Director

(1) Mr. Peterson was appointed Chairman of the Board of Directors on November 24, 2003.

(2) Mr. Willis and Mr. Garn resigned as officers and directors of the Company on September 26, 2003 but continue to be officers and directors of our EPMG subsidiary.


All of Innovative's directors serve for terms of one year each until their successors are elected and qualified.

Peter M Peterson has served as Chairman of the Board of Directors of Innovative since his election in November of 2003. Mr. Peterson is President, CEO and founder of Aspen Capital Partners, LLC. He is also a partner in Spartan
Securities Group, Ltd., a full service broker dealer and investment banking firm. Prior to founding Aspen Capital Partners, Mr. Peterson was Managing Director of Investment Banking with H. C. Wainwright & Co. He was also president of First American Holdings and Managing Director of Investment Banking for the firm. Prior to First American, he served as Vice President of Investment Banking with Josephthal, Lyons and Ross, A New York Stock Exchange member firm. Previous to Josephthal, Mr. Peterson was President of Triad Capital Partners and was responsible for assisting companies in going public, mergers and acquisitions, leveraged buyouts, recapitalizations, and private placements. Mr. Peterson has experience in arranging private placements, SEC documentation and reporting, financial consulting, real estate financings, securitized receivable and asset financings, strategic planning, transaction structuring, and negotiating.

Douglas  S.  Hackett  has served as  President  and Chief  Executive  Officer of
Innovative Software Technologies, Inc. since April 2001 and also served as Chairman until November 2003. Mr. Hackett spent much of his career in the electronic media field as President/General Manager of the radio stations KGU-AM and KTSS-FM in Honolulu, Hawaii, and WTIX-AM in New Orleans. He served as Director of Continuity and Executive Producer of Gannett and was Vice President/General Manager at United Syndication. Mr. Hackett held the post of President, CEO and Director of Ensurge, Inc., and as Vice President/Director of Fortune Financial. Additionally, he created several nationally syndicated radio shows, including "Baseball Sunday with Joe Garagiola," "Football Sunday" and "NBA Basketball Sunday." Mr. Hackett graduated from William Jewel College in Liberty, Missouri with a Bachelor of Arts degrees in communication and public relations. Additionally, he studied international business and literature at Harlaxton College in Grantham, England.

Linda W. Kerecman has served as Chief Financial Officer for Innovative since October 2002. Ms. Kerecman most recently worked as accounting manager for Innovative's wholly owned subsidiary, EPMG. Prior to her positions with Innovative, Ms. Kerecman worked as accounting supervisor for the Utah Department of Transportation where she led a team which prepared the financial statements for the 2002 Winter Olympics. Previously, Ms. Kerecman was controller for Crossroads Engineering, Inc., a Utah-based engineering consulting firm, and an accountant for Granite Hollow Financial Services.

Ethan A. Willis has served as Director and President for EPMG, Inc., a subsidiary of the Company, since January 2002 and served as Vice President and Director of the Company since that time until his resignation in September 2003. Mr. Willis was formerly the founder, CEO, and President of Energy Marketing Group, Inc., a technology-based product development, education, and support company that Innovative acquired on December 31, 2001. Prior to founding EPMG, Mr. Willis served as Vice President of Marketing for MIT, Inc., a financial services company, where he was responsible for marketing and product development. During his three-year tenure, MIT's revenues increased from four million to over $88 million. Mr. Willis previously served as Area Manager for Eclipse Marketing. While with Eclipse, he was responsible for the recruiting and training of both sales representatives and management, which helped generate revenues of over $20 million in just over four months. He has recruited, trained, and managed over 1,500 individuals, on both a national and international scale. He has traveled throughout the United States and Brazil executing training programs in English, Portuguese and Spanish.

James R. Garn has served as Director and Vice President for EPMG, Inc., a subsidiary of the Company, since April 2002 and served as Vice President, Director and Secretary of the Company since that time until his resignation in September 2003. Mr. Garn was formerly the co-founder and Vice President of Energy Marketing Group, Inc., a technology-based product development, education, and support company that Innovative acquired on December 31, 2001. Prior to founding EPMG, Mr. Garn held the position of Sales Manager with MIT, Inc., a financial company whose revenues increased from $4 million to $88 million during his tenure. He was responsible for the development and implementation of the sales and marketing divisions. Mr. Garn has recruited, trained and managed over 2,500 individuals throughout the United States and parts of Asia, including South Korea and the Philippines.

Peter A. Justen has served as a Director of Innovative since his election in April 2001. Mr. Justen possesses over 25 years of experience in the areas of real estate financing, marketing, and corporate management. Mr. Justen has served as a senior executive with Countrywide Funding Corporation, Pasadena, California, then the nation's largest residential mortgage lender. While at Countrywide, he was responsible for all phases of designing and building a telephone-based mortgage banking operation, which under his guidance generated over $1.4 billion in new mortgages in its first 12 months of operation.

William E. Leathem has served as a Director of Innovative since his election in April 2003. Mr. Leathem is owner of Kansas City based Prospero's Books and recently founded Spartan Press, a national publishing company. Mr. Leathem brings with him over 15 years of hands-on governmental leadership experience, including service with Missouri Senators Christopher Bond, current U.S. Attorney General John Ashcroft, former Kansas Senator Bob Dole, Congressman Roy Blunt, former Congressman Mel Hancock, and most recently served as Missouri's Director of Elections under Secretary of State Matt Blunt in 2001. As Deputy Campaign Manager of the 2000 Ashcroft for Senate Campaign, Mr. Leathem served as the chief implementation officer of a $10,000,000 U.S. Senate Campaign. Prior to 2000, Mr. Leathem served six years as Regional Director for U.S. Senator John Ashcroft. In that position, Mr. Leathem assisted in the design and implementation of office structures and technology-based day-to-day management systems, including the first ever, joint Senate office and the first Senate paperless office.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

         Based solely upon the written representations of our executive officers and directors and upon copies of the reports that they have filed with the Securities and Exchange Commission ("SEC"), during the year ended December 31, 2003, our executive officers and directors filed with the SEC on a timely basis all required reports relating to transactions involving shares of our common stock beneficially owned by them, except as follows:

         1. Ethan Willis and Randy Garn, each of whom were directors and officers of the Company through September 23, 2003 and who continue to be directors of officers of the Company's material EPMG subsidiary, have not filed Form 3s and have not filed a Form 4 for their acquisition of common stock and Series A Preferred Stock of the Company received in conjunction with the Company's acquisition of EPMG, Inc., effective December 31, 2001. Mr. Willis and Mr. Garn have also not filed a Form 4 (or a Form 5 to the extent permitted) for the following transactions: their sale of a portion of their shares of Series A Preferred Stock in May 2002 in a private transaction, a change in form of their beneficial ownership through the conversion into common stock of a portion of their Series A Preferred Stock in October 2002, and their receipt of shares of the Company's Series B Preferred Stock as directors' compensation in February 2003.

         2. Robin Hackett, a greater-than-10% shareholder of the Company, filed a late Form 3 in 2003 and filed a late Form 4 for a gift of 265,000 shares of our common stock made on March 8, 2002.

         3. David Bird, the Chief Executive Officer of our PMG subsidiary, filed a late Form 3 in 2003.

         4. Peter Justen, a director of our company, filed a late Form 3 in 2003 and filed a late Form 4 for the acquisition of 24,000 shares of our common stock in July 2001 and 20,000 shares of our Series B Preferred Stock in each of December 2002 and January 2003.

         5. Shawn Thomas, a former director and executive officer of our company, filed a late Form 3 in 2003 and filed a late Form 4 for the acquisition of 1,451,652 and 25,000 shares of our common stock in April 2001 and May 2002, respectively.

         6. Shane Hackett, President, CEO, and director of our Company, filed a late Form 3 in 2003 and filed a late Form 4 for the following transactions: the acquisition of 12,751,008 shares of common stock in April 2001, the disposition of 12,000 shares of common stock in August 2001, the disposition of 265,000 shares of common stock in May 8, 2002, the acquisition of 248,491 shares of Series B Preferred Stock in December 2001, and the acquisition of 40,000 shares of Series B Preferred Stock in January 2003.

         7. Margie Hackett, a former executive officer of the Company, filed a late Form 3 in 2003 and filed a late Form 4 for the acquisition of 1,451,652 and 5,000 shares of our common stock in April 2001 and October 2002, respectively.

         8. Pete Peterson, the Chairman of our Board of Directors, filed a late Form 3 in 2003 and filed a late Form 4 for the acquisition of 20,000 shares of our Series B Preferred Stock in January 2003.

         9. Hans Beyer, a former director of the Company, filed a late Form 3 in 2003 and filed a late Form 4 for the acquisition of 20,000 shares of our Series B Preferred Stock in January 2003.

         10. Linda Kerecman, our Chief Financial Officer, filed a late Form 3 in 2003 and filed a late Form 4 for the acquisition 30,000 shares of our common stock in October 2002.

         11. Jade Koyle, an executive officer of the Company, filed a late Form 3 in 2003 and filed a late Form 4 for the acquisition 13,000 shares of our common stock in October 2002.

AUDIT COMMITTEE

         In August 2003 the Board of Directors of the Company formed a standing Audit Committee consisting of Messrs. Justen, Leathem, and Peterson. The Audit Committee has not yet adopted a formal charter but is responsible for overseeing the accounting and financial reporting processes of the Company, the appointment and oversight of the Company's independent auditor, consulting with the independent auditor regarding the adequacy of internal accounting controls, and reviewing the scope of the audit and results of the audit examination. The Securities and Exchange Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its Audit Committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. Presently, the Company is not in a position to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable.

CODE OF ETHICS

         The Company has not yet adopted a formal written code of ethics that applies to its principal executive, financial and accounting officers as described in Item 406 of Regulation S-B, although a draft of a Code of Ethics has been prepared and will be presented for adoption at the next meeting of the Company's Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

The table below details all plan and non-plan compensation awarded to, earned by, or paid to the persons serving as named executive officers for the fiscal years 2002 and 2003 per Item 402 of Regulation S-B. No person serving as officer received over $100,000 in compensation in 2001.

----------------------- ------- -------------------------------- ------------------------------------- ----------
                                      Annual Compensation               Long-Term Compensation
----------------------- ------- -------------------------------- ------------------------------------- ----------
                                                                          Awards             Payouts
----------------------- ------- ---------- ---------- ---------- -------------------------- ---------- ----------
                                                         Other                  Securities                All
         Name                                           Annual    Restricted    Underlying               Other
         and                                            Compen-     Stock        Options/      LTIP      Compen-
      Principal                 Salary       Bonus      sation    Award(s)(1)      SARs      Payouts     sation
       Position          Year      ($)        ($)        ($)         ($)            (#)        ($)         ($)
----------------------- ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
Douglas S. Hackett
President & CEO          2003     120,000    150,378     26,771       20,000           0          0          0
                        ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
                         2002     130,349     14,964     22,209       20,000           0          0          0
----------------------- ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
Ethan A. Willis
Vice President           2003     253,890    200,378     17,501       20,000           0          0          0
                        ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
                         2002     159,615     64,964     23,441       20,000           0          0          0
----------------------- ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
James R. Garn
Vice President           2003     253,890    200,378     17,561       20,000           0          0          0
                        ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
                         2002     159,615     64,964     20,161       20,000           0          0          0
----------------------- ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
Aaron Peterson
Sales Manager            2003     592,080          0       7316            0           0          0          0
                        ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
                         2002     210,692          0       7316            0           0          0          0
----------------------- ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------

(1) Comprising shares of the Company's series B preferred stock at a stated value of $1.00 per share.

DIRECTORS' COMPENSATION

         Our non-employee directors receive an annual fee of $50,000 for their service to our board and are reimbursed for expenses incurred in attending board and committee meetings. Our Chairman of the Board of Directors has also received an additional fee of $15,000 per month beginning in November 2003. This additional compensation is approved on a month by month basis. In addition to the annual fees, each non-employee director is entitled to receive a per-meeting fee of $1,500 for each meeting of the board of directors or any board committee attended in person.

         Except for Mr. Leathem, we also compensated each non-employee director through the issuance of 20,000 shares of the Company's Series B Preferred Stock in 2003.

         No director who is an employee will receive separate compensation for services rendered as a director.

EMPLOYMENT AGREEMENTS

         D. Shane Hackett. On April 15, 2001 we entered into an employment agreement with Shane Hackett that, as amended, provides for his employment as President and Chief Executive Officer of the Company. Mr. Hackett's employment agreement expires on April 15, 2007. Mr. Hackett receives an annual base salary equal to $120,000 per year, and his employment will terminate upon the earlier of his death, resignation, disability, or termination by the board of directors for any reason. Mr. Hackett also receives quarterly bonuses as additional compensation which is determined by the Company's management team.

         Ethan Willis, Randy Garn and Aaron Peterson do not currently have employment agreements with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 13, 2004, the number and percentage of shares of Common Stock of the Company, owned of record and beneficially, by each person known by us to own 5% or more of such stock, each director of the Company and by all executive officers and directors of the Company as a group.

                          Name and Address            Amount            Percent
Title of Class                of Owner               Owned (1)        of Class (2)
--------------    -----------------------------    -------------      ------------
    Common        Douglas S. Hackett
                  President and CEO
                  6500 N.W. Turnberry Ct.
                  Parkville, MO 64152                  12,536,502(3)     23.70%

    Common        James R. Garn
                  Vice President and Director of EPMG, Inc.
                  1214 North 70 East
                  American Fork, UT 84003               3,392,381         6.41%

    Common        Ethan A. Willis
                  President and Director of EPMG, Inc.
                  1354 South 1370 East
                  Provo, UT 84604                       3,392,381         6.41%

    Common        Linda Kerecman
                  Chief Financial Officer
                  1553 East 1860 North
                  Lehi, UT 84043                           30,000         0.06%

    Common        Jade Koyle
                  Director of Operations
                  10945 East 230 South
                  Provo, UT 84606                          13,000         0.02%

    Common        Peter Justen
                  Director
                  14711 Kamputa Drive
                  Centerville, VA 20120                    24,000         0.05%

All Officers and Directors as a group (6 persons)      19,388,264        36.65%

(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.

(2) Based upon 52,897,186 shares of Common Stock outstanding as of April 12, 2004 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities.

(3) 12,536,502 shares represents shares of common stock beneficially owned by Douglas S. Hackett under common ownership: Douglas S. Hackett - 4,711,729 common shares or 9.0%, Harlaxton Limited Partnership - 6,865,926 common shares or 13.1 %, and Douglas Shane Hackett IRA - 958,847 common shares or 1.8%.

                          Name and Address                      Amount            Percent
Title of Class                of Owner                         Owned (1)        of Class (2)
--------------    -----------------------------              -------------      ------------
     Series A       James R. Garn
 Preferred Stock    Vice President and Director of EPMG, Inc.
                    1214 North 70 East
                    American Fork, UT 84003                     600,250(3)           36.37%

     Series A       Ethan A. Willis
 Preferred Stock    President and Director of EPMG, Inc.
                    1354 South 1370 East
                    Provo, UT 84604                             600,250(3)           36.37%

     Series A       Glendower Holdings, Ltd.
 Preferred Stock    Shareholder
                    36 Hilgrove Street
                    St. Helier, Jersey JE4 8TR
                    Channel Islands                             350,000              21.21%

     Series A       Jarbridge, Ltd.
 Preferred Stock    Shareholder
                    1934 Driftwood Bay
                    Belize City, Belize
                    Central America                             100,000               6.06%

All Officers and Directors as a group (2 persons)             1,200,500              72.74%

(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.

(2) Based upon 1,650,500 shares of Series A Preferred Stock outstanding as of April 12, 2004 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities.

(3) 600,250 shares represents shares of Series A Preferred shares beneficially owned by Ethan A. Willis and James R. Garn as a direct result of the acquisition of EPMG, Inc. as of December 31, 2001.

                          Name and Address                      Amount            Percent
Title of Class                of Owner                         Owned (1)        of Class (2)
--------------    -----------------------------              -------------      ------------
     Series B       Douglas S. Hackett                          288,491(3(4)         67.33%
 Preferred Stock    President and CEO
                    6500 N.W. Turnberry Ct.
                    Parkville, MO 64152

     Series B       James R. Garn                                40,000(4)            9.34%
 Preferred Stock    Vice President and Director of EPMG, Inc.
                    1214 North 70 East
                    American Fork, UT 84003

     Series B       Ethan A. Willis                              40,000(4)            9.34%
 Preferred Stock    President and Director of EPMG, Inc.
                    1354 South 1370 East
                    Provo, UT 84604

     Series B       Peter Justen                                 40,000(4)            9.34%
 Preferred Stock    Director
                    14711 Kamputa Drive
                    Centerville, VA 20120

     Series B       Peter M. Peterson                            20,000(4)            4.67%
 Preferred Stock    Chairman of the Board of Directors
                    2402 South Ardson Place
                    Tampa, FL  33629

All Officers and Directors as a group (5 persons)               468,491             100.00%


(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.

(2) Based upon 468,491 shares of Series B Preferred Stock outstanding as of April 12, 2004 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities.

(3) 248,491 shares represent Mr. Hackett's note payable conversion to Series B Preferred stock of $248,491 at a conversion rate of a $1 per share stated value as well as 40,000 shares issued as executive compensation at a stated value of $1 per share.

(4) Includes shares issued as board of directors' compensation at a stated value of $1 per share.

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

During the 3rd quarter 2002, the Company initiated the purchase of sales leads from Education Success Institute, Inc. (ESI). ESI is owned and operated by two directors of the Company (Ethan Andrew Willis and James Randolph Garn). Expenses incurred by the Company for leads provided by ESI totaled $663,159 for the year ended December 31, 2002 and $5,961,306 for the year ended December 31, 2003.

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

     b. Reports of Form 8-K

       During the fourth quarter of the period covered by this report, the Company filed the following report on Form 8-K:

              On  October  3,  2003,  the  Company  filed a Form  8-K  (Item  6)
              disclosing the resignation of Randy Garn and Ethan Willis as officers and directors of the Company and threatened legal action by them.

ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES

During the year ended December 31, 2003 and 2002 the Company paid Robison, Hill and Co. $27,790 and $0, respectively, for audit services in connection with the Company's annual report on Form 10-KSB and Quarterly Filings on Form 10-QSB. During the year ended December 31, 2003 and 2002 the Company paid Grant Thornton $5,444 and $60,826, respectively, for audit services in connection with the Company's annual report on Form 10-KSB and Quarterly Filings on Form 10-QSB.

During the years ended December 31, 2003 and 2002, the Company did not pay Robison, Hill & Company or Grant Thornton fees for non-audit or tax services.

                                   SIGNATURES


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       INNOVATIVE SOFTWARE TECHNOLOGIES, INC.


       April 14, 2004            /s/ Douglas S. Hackett
       --------------            ----------------------
                                 Douglas S. Hackett
                                 President, Chief Executive Officer and Director


       April 14, 2004            /s/ Linda W. Kerecman
       --------------            ---------------------
                                 Linda W. Kerecman
                                 Chief Financial Officer


       April 14, 2004            /s/ Peter M. Peterson
       --------------            ---------------------
                                 Peter M. Peterson
                                 Chairman of the Board of Directors


       April 14, 2004            /s/ Peter Justen
       --------------            ---------------------
                                 Peter Justen
                                 Director


       April 14, 2004            /s/ William E. Leathem
       --------------            ----------------------
                                 William E. Leathem
                                 Director

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
-------                             -----------

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

4.6 Financing Agreement dated January 25, 2001 among Iwasaka Investments Limited, Shane Hackett and Hackett Media, Inc.*

4.7 Amendment to Finance Agreement dated December 31, 2001 between Iwasaka Investments Limited and Innovative Software Technologies***

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

10.12 Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Shawn M. Thomas.*

10.13 Indemnity Agreement dated January 9, 2002 among Innovative Software Technologies, Inc. and Ethan Willis and Randy Garn.*

10.14 Indemnity Agreement dated August 16, 2002 among Innovative Software Technologies, Inc. and Ethan Willis and Randy Garn.*

10.15 Indemnity Agreement dated August 15, 2002 among Innovative Software Technologies, Inc. and Douglas Shane Hackett.*

10.16 Director Indemnification Agreement dated September 15, 2003 between Innovative Software Technologies, Inc. and Peter Justen***

10.17 Director Indemnification Agreement dated August 14, 2003 between Innovative Software Technologies, Inc. and Peter M. Peterson***

10.18 Director Indemnification Agreement dated August 4, 2003 between Innovative Software Technologies, Inc. and William E. Leathem***

10.19 Exchange Agreement dated February 26, 2004 between Innovative Software Technologies, Inc., EPMG, Inc., James R. Garn and Ethan A. Willis.

10.20 Indemnification Agreement dated December 15, 2003 between Innovative Software Technologies, Inc. and Linda W. Kerecman.

21        Subsidiaries of the Registrant.*

31.1 Certification of Chief Executive Officer of Innovative Software Technologies, Inc. dated April 12, 2004.

31.2 Certification of Chief Financial Officer of Innovative Software Technologies, Inc. dated April 12, 2004.

32.1 Certification of Chief Executive Officer of Innovative Software Technologies, Inc. dated April 12, 2004, which is accompanying this Yearly Report on Form 10-KSB for the year ended December 31, 2003 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.

32.2 Certification of Chief Financial Officer of Innovative Software Technologies, Inc. dated April 12, 2004, which is accompanying this Yearly Report on Form 10-KSB for the year ended December 31, 2003 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.

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

*** Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003 which bears the same exhibit number.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                     2003 CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Aidman, Piser & Company, P.A.......................................F-2

Consolidated Balance Sheet as of December 31, 2003...........................F-3

Consolidated Statement of Operations for the
Year Ended December 31, 2003.................................................F-4

Consolidated Statement of Stockholders' Equity for the
Year Ended December 31, 2003.................................................F-5

Consolidated Statement of Cash Flow for the
Year Ended December 31, 2003.................................................F-6

Notes to 2003 Consolidated Financial Statements..............................F-7


                     2002 CONSOLIDATED FINANCIAL STATEMENTS

Report of Robison, Hill & Co................................................F-19

Consolidated Balance Sheet as of December 31, 2002..........................F-20

Consolidated Statement of Operations for the
Year Ended December 31, 2002................................................F-21

Consolidated Statement of Stockholders' Equity for the
Year Ended December 31, 2002................................................F-22

Consolidated Statement of Cash Flow for the
Year Ended December 31, 2002................................................F-23

Notes to 2002 Consolidated Financial Statements.............................F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Innovative Software Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Innovative Software Technologies, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Software Technologies, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                           /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
April 7, 2004

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  3,890,929
  Accounts receivable:
    Merchant accounts receivable                                            1,104,051
    Other receivables                                                         101,590
  Notes receivable, net of allowance for doubtful accounts of $454,529        949,891
  Inventory                                                                    48,291
  Prepaid expenses and other current assets                                    15,986
  Deferred income taxes                                                       457,890
                                                                         ------------
    Total current assets                                                    6,568,628
                                                                         ------------
PROPERTY AND EQUIPMENT, NET                                                   574,291
GOODWILL                                                                    1,088,686
DEFERRED INCOME TAXES                                                          17,688
DEPOSITS                                                                       43,965
                                                                         ------------
    Total assets                                                         $  8,293,258
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $  3,342,084
  Deferred revenue                                                          1,857,247
  Accrued income taxes                                                        822,533
  Current maturities of capital lease obligations                              67,049
                                                                         ------------
    Total current liabilities                                               6,088,913

CAPITAL LEASE OBLIGATIONS                                                     126,336
                                                                         ------------
    Total liabilities                                                       6,215,249
                                                                         ------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)                                             --

STOCKHOLDERS' EQUITY
  Series A preferred stock; issued and outstanding, 1,650,500 shares        1,650,500
  Series B preferred stock; issued and outstanding, 428,491 shares            448,491
  Common stock - authorized, 100,000,000 shares of
     $.001 par value; issued and outstanding, 52,897,186                       52,897
  Additional paid-in capital                                               13,163,749
  Accumulated deficit                                                     (13,237,628)
                                                                         ------------
    Total stockholders' equity                                              2,078,009
                                                                         ------------
    Total liabilities and stockholders' equity                           $  8,293,258
                                                                         ============


                             See accompanying notes.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2003

REVENUE
     Services revenue                                              $ 10,879,121
     Product sales                                                   15,547,838
     Other revenue                                                      417,287
                                                                   ------------
     Total revenue                                                   26,844,246

COST OF REVENUE
     Cost of services revenue                                         5,745,871
     Cost of product sales and other revenue                          7,572,452
                                                                   ------------
     Total cost of revenue                                           13,318,323
                                                                   ------------

GROSS PROFIT                                                         13,525,923
                                                                   ------------

OPERATING EXPENSES
     General and administrative                                       7,533,571
     Commissions and other selling expenses                           6,094,250
                                                                   ------------
     Total operating expenses                                        13,627,820
                                                                   ------------
LOSS FROM OPERATIONS                                                   (101,897)
                                                                   ------------

OTHER INCOME (EXPENSES)
  Interest and penalties on late tax payments                          (218,950)
  Other income                                                           58,274
  Interest income, deposits                                              92,671
  Interest income, financing arrangements                               358,635
  Interest expense                                                      (44,530)
                                                                   ------------
     Total other income (expense)                                       246,100
                                                                   ------------

INCOME BEFORE INCOME TAXES                                              144,203
INCOME TAXES                                                           (346,955)
                                                                   ------------

NET LOSS                                                               (202,752)

UNDECLARED PREFERRED STOCK DIVIDENDS & ACCRETIONS                       (76,195)
                                                                   ------------

LOSS APPLICABLE TO COMMON STOCKHOLDERS                             $   (278,947)
                                                                   ============

BASIC AND DILUTED LOSS PER COMMON SHARE                            $      (0.00)
                                                                   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN PER SHARE CALCULATION (BASIC AND DILUTED)                    52,859,490
                                                                   ============


                             See accompanying notes.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2003


                                      Preferred Stock        Preferred Stock
                                         Series A               Series B             Common Stock
                                  ---------------------- ---------------------- ----------------------
                                   Shares      Amount     Shares      Amount     Shares      Amount
                                  ----------  ---------- ----------  ---------- ----------  ----------
Balance as of  December 31, 2002  1,650,500   1,650,500    328,491   $ 328,491  52,481,289   $ 52,481
                                  ----------  ---------- ----------  ---------- ----------  ----------

Issuance of Common stock for
   services and charitable donation                                                415,897        416

Issuance of Series B Preferred
   Stock for Compensation                                  100,000     126,315

Net loss

Preferred Stock Accretions                                              (6,315)
                                  ----------  ---------- ----------  ---------- ----------  ----------
Balance as of December 31, 2003   1,650,500   1,650,500    428,491   $ 448,491  52,897,186   $ 52,897
                                  ==========  ========== ==========  ========== ==========  ==========


                                                   Retained
                                    Additional     Earnings        Total
                                     paid-in-      (Accum.      Stockholders'
                                      capital      Deficit)        Equity
                                    -----------  ------------   -----------
Balance as of  December 31, 2002    $13,119,719  $(13,041,191)  $ 2,110,000
                                    -----------  ------------   -----------

Issuance of Common stock for
   services and charitable donation      44,030                      44,446

Issuance of Series B Preferred
   Stock for Compensation                                           126,315

Net loss                                             (202,752)     (202,752)

Preferred Stock Accretions                              6,315           --
                                    -----------  ------------   -----------
Balance as of December 31, 2003     $13,163,749  $(13,237,628)  $ 2,078,009
                                    ===========  ============   ===========

                             See accompanying notes.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $  (202,752)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
  Depreciation and amortization                                        222,188
  Stock based compensation                                             170,762
  Deferred income taxes                                                120,779
  Net change in operating assets and liabilities
    Merchant account receivables                                    (1,104,051)
    Other receivables                                                  (41,818)
    Inventory                                                          (48,291)
    Prepaid expenses and other current assets                          762,412
    Accounts payable and accrued expenses                            2,136,514
    Deferred revenue                                                 1,601,099
    Accrued income taxes                                               226,176
                                                                   -----------
    Net cash flows from operating activities                         3,843,018
                                                                   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in notes receivable from financed sales                      (935,191)
  Capital expenditures                                                (326,380)
                                                                   -----------
    Net cash flows from investing activities                        (1,261,571)
                                                                   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on capital lease obligations                                (28,862)
                                                                   -----------
    Net cash flows from financing activities                           (28,862)
                                                                   -----------

NET INCREASE IN CASH                                                 2,552,584

CASH AT BEGINNING OF PERIOD                                          1,338,345
                                                                   -----------

CASH AT END OF PERIOD                                              $ 3,890,929
                                                                   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for services/charitable contributions     $    44,446
                                                                   ===========
Issuance of Series B Preferred Stock as Compensation               $   126,315
                                                                   ===========
Property and equipment acquired under capital leases               $    90,750
                                                                   ===========


                             See accompanying notes.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Organization and Description of Business:

          Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of California in May 1998. The Company is engaged in the development, marketing and delivery of business-type educational programs, generally to individuals, throughout the United States of America. The Company's educational programs combine both self-training and coaching by Company employees. During 2003, the Company's educational programs were concentrated in two product lines, Real Estate and Internet Marketing, which together comprised approximately 94% of 2003 revenues.

     (b)  Principles of Consolidation:

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EPMG, Inc. and Hacket Media, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Cash and Cash Equivalents:

          The Company considers all highly liquid financial instruments with a maturity when acquired of three months or less to be cash equivalents. Cash is concentrated in three regional financial institutions, in each case in amounts in excess of Federally-Insured levels.

     (d)  Accounts Receivable:

          Trade accounts receivable are comprised of hold-back amounts due from merchant credit card processing providers ("merchant accounts") and trade customers (also referred to as "students."). Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The Company reviews its allowances for doubtful accounts monthly. Past due balances over ninety days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to these customers or the merchant accounts as of December 31, 2003.

     (e)  Notes Receivable:

          Notes receivable relate to product financing arrangements entered into with the Company's students that meet certain credit qualifications. These notes are unsecured, bear interest at 15% and have terms ranging

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003


          between one and two years. The Company has not and does not intend to sell or otherwise transfer these receivables.

          The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing notes based upon the Company's historical loss rates experienced on its financing arrangements. A note is considered impaired pursuant to Financial Accounting Standards Board Statement 114, Accounting by Creditors for Impairment of a Loan. Pursuant to Statement 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

          The Company commenced student financing activities during 2002 and, as a result, lacked a sufficient history of financing transactions to make a reasonable estimate of uncollectible amounts during 2002. As a result, all financing balances, amounting to $718,690 were fully reserved as of December 31, 2002 and through and including the third fiscal quarter of 2003. During the fourth quarter of 2003, the Company was able to develop a reasonable estimate of uncollectible amounts, based upon actual experience, and changed its estimate as of December 31, 2003 to reflect this revised estimate. On a pro forma unaudited basis assuming that the current estimate had been available at the end of 2002, the allowance on December 31, 2002 would have been $179,672. Pro forma information is not necessarily indicative of the results that would have occurred had the information been available at that time. Also see Note 8.

     (f)  Inventories:

          Inventories consist of multimedia educational materials available for delivery to the Company's students. Inventories are carried at the lower of cost or market, where cost is determined using the weighted average method.

     (g)  Property and Equipment:

          Property and equipment are stated at cost. Property and equipment acquired under capital leases are stated at the present value of the minimum lease payments. The Company incurs significant costs associated with developing and upgrading its websites. The Company follows the accounted guidance for website development costs described

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003


          in Emerging Issues Task Force Opinions ("EITF") 00-2 Accounting for Website Development Costs.

          Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally 5-15 years for machinery and equipment, 5 years for furniture and fixtures, 3 years for software (which includes the Company's websites), and the lease term for property and equipment acquired pursuant to capital leases.

     (h)  Goodwill:

          Goodwill at December 31, 2003 represents the remaining excess of the purchase price over the fair values of net assets acquired in connection with the EPMG, Inc. acquisition. In accordance with Statement of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (SFAS142), goodwill resulting from the purchase will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for the Company is at the enterprise level. The annual goodwill impairment test has two steps. The first, identifies potential impairments by comparing the fair value of the Company, as determined using its trading market prices, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that management of the Company determines that the value of goodwill has become impaired using this approach, an accounting charge for the amount of the impairment will be recorded. No impairment of goodwill resulted from this measurement approach during 2003. The Company performed its test annually, on the last day of the fourth fiscal quarter of each year.

     (i)  Impairments of Long-lived Assets Other Than Goodwill:

          The Company adopted Financial Accounting Standards Board Statement No. 144 on January 1, 2002. In accordance with Statement 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003


          carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     (j)  Income Taxes:

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k)  Revenue Recognition:

          The Company has evaluated its educational offerings in the context of EITF 00-21 Revenue Arrangements with Multiple Deliverables and has determined that revenues associated with the multimedia educational materials (product sales) require accounting separate from the educational and coaching services (services revenue). The fair value of these offerings is established through actual separate third party sales of each of these products and services.

          Product Sales: The Company recognizes product revenue upon delivery, as evidenced by third party shipping providers, which is the point where the student assumes ownership and risk of loss. Shipping costs are billed to students and are included as a component of revenue and cost of product sales. Returns are provided for based upon the Company's historical return experience.

          Services Revenues: The educational offering includes ten or more sessions with a Company employed coach. The Company recognizes services revenue pro rata as coaching/training sessions are rendered. Deferred revenue represents the fair value of future coaching sessions that students have paid for ($4,461,883), less the applicable commissions to lead generators and content providers ($1,701,016) and sales commissions ($903,620).

          The Company's obligation to provide coaching and training ceases one year following the sale. Refunds for unused courses are not provided for in the sales arrangement with the student. However, the Company offers refunds in certain circumstances for which a history has been developed to estimate and reserve such amounts.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003


          Other Revenue: Other revenues consist of website hosting services, charged to customers monthly, lead sales and other product offerings that are not currently material to the Company's consolidated revenue.

     (l)  Earnings Per Common Share:

          Basic net income (loss) per common share is computed by dividing (i) the net income (loss), as adjusted for the effects of cumulative dividends and accretions on the Series A and B Preferred Stock by (ii) the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed similarly but includes the effects of dilutive securities in the denominator. The loss per common share for the year ended December 31, 2003 excludes the effects of 7,125,605 common shares into which the Company's Series A and Series B Convertible Preferred Stock is convertible because the inclusion of these securities would have an anti-dilutive effect.

     (m)  Stock-Based Compensation:

          Compensation expense related to the grant of equity instruments and stock-based awards to employees are accounted for using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock based compensation arrangements involving non-employees are accounted for using the fair value methodology under Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. For purposes of stock-based compensation, the Company treats its Board of Directors as non-employees because the shareholders of the Company did not elect them.

     (n)  Use of Estimates:

          The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the (i) carrying amount of property, plant and equipment, (ii) carrying amount of goodwill, (iii) valuation allowances for notes and accounts receivables (iv) valuation of net deferred income tax assets, and (v) estimates for the deferral of services revenue. Actual results could differ from those estimates.

     (o)  Recent Accounting Standards:

          In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003


          reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on our financial position or results of operations.

          In May 2003,  the FASB  issued SFAS No.  150,  Accounting  for Certain
          Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement was considered in regard to our Series A and Series B Preferred Stock and, as a result, is not anticipated to have a significant effect on our financial position or results of operations.

          In December 2003, the FASB issued FASB Interpretation No. 46 (REVISED), Consolidation of Variable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. We currently have no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

(2)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of December 31, 2003:

               Machinery and Equipment                       $  514,060
               Computer Software (Website)                      324,782
               Furniture and Fixtures                            65,263
               Leasehold improvements                            36,018
                                                            -----------
                                                                940,122
               Accumulated depreciation and amortization       (365,832)
                                                            -----------
                                                             $  574,291
                                                            ===========

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003


(3)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following as of December 31, 2003:

           Accrued commissions                              $ 1,255,770
           Accrued wages and other                              773,707
           Reserves for returns and refunds                     742,568
           Accounts payable                                     351,089
           Interest and penalties on late tax payments          218,950
           Credit facility (a)                                    3,440
                                                           ------------
                                                            $ 3,342,084
                                                           ============

          (a) The Company has a credit facility that provides for borrowings up to $50,000, with interest at Prime Rate, plus 2%.

(4)  STOCKHOLDERS' EQUITY

     (a)  Convertible Preferred Stock:

          The Company has 25,000,000 shares of preferred stock authorized and has designated 1,500,000 shares as $1.00 stated value Series A Preferred and 3,000,000 shares as $1.00 stated value Series B Preferred. The Series A and Series B Preferred Stock (collectively
          "Preferred Stock") have the same terms and conditions. The Preferred Stock is (i) entitled to cumulative dividends at a rate of 4.0% of the liquidation value ($1.00 per share), (ii) convertible at any time into common stock at a rate of 95% of the average closing market price of the common stock for five days preceding conversion (7,125,605 common shares as of December 31, 2003), (iii) redeemable at any time by the Company for $1.00 per share, (iv) entitled to one vote per share.

          As of December 31, 2003, the Company has cumulative, undeclared dividends in arrears on the Preferred Stock of $82,510.

     (b)  Stock-Based Compensation:

          During the year ended December 31, 2003, the Company issued 49,231 shares of common stock to non-employees for services. These shares were valued at $44,446 based upon the closing market prices for the Company's common stock on the dates issued or committed.

          During the year ended December 31, 2003, the Company issued 100,000 shares of Series B Preferred Stock to officers and certain directors for services. These shares were valued at $126,315 based upon the value of the closing market prices of the common stock into which the

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003


          Series B Preferred Stock was immediately convertible. The premium of $6,315 over the redemption value was accreted through credits to retained earnings during the year ended December 31, 2003.

          The Company has not issued any warrants or options.

(5)  RELATED PARTY TRANSACTIONS

      The Company purchases sales leads from Education Success  Institute,  Inc.
      (ESI), which is owned by two former officers of the Company. The cost of sales leads purchased during the year ended December 31, 2003, which is based upon a percentage of revenue, amounted to $5,961,306. As of December 31, 2003, the Company owed $15,173 related to this arrangement. In addition, ESI subleases office space from the Company. Sub-rental receipts amount to $700 each month through August 2005. See Note 7.

(6)  INCOME TAXES

     The Company's taxing jurisdictions are Federal and the State of Utah. The provision (benefit) for these income taxes for the year ended December 31, 2003 is as follows:

            Current provision                             $  226,176
            Deferred benefit                                 (97,918)
            Change in valuation allowance                    218,697
                                                         -----------
            Net provision for income taxes                $  346,955
                                                         ===========

     The components of the Company's deferred income taxes as of December 31, 2003 are as follows:

            Deferred tax assets:
                 Capital loss carryforwards               $  331,851
                 Allowances for returns and refunds          284,032
                 Allowances on notes receivable              173,857
                 Depreciation                                 17,689
                                                         -----------
                      Total deferred tax assets              807,429
            Less: valuation allowances                      (331,851)
                                                         -----------
                                                          $  475,578
                                                         ===========

            Net current deferred tax asset                $  457,889
            Net non current deferred tax asset                17,689
                                                         -----------
                                                          $  475,578
                                                         ===========

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003


     Income tax expense attributable to the Company's operations for the year ended December 31, 2003 differed from amounts computed using the U.S. Federal statutory rate of 35% as a result of the following:

          Computed "expected" tax expense (35%)              $   50,471
          Change in valuation allowance                         218,697
          Nondeductible permanent differences                    72,100
          State income taxes, net of federal benefit             13,023
          Other, net                                             (7,336)
                                                            -----------
                                                             $  346,955
                                                            ===========

(7)  COMMITMENTS AND CONTINGENCIES

     (a)  Leases:

          Future minimum lease payments under noncancelable operating leases (with initial terms in excess of one year) and future minimum capital lease payments as of December 31, 2003 are as follows:

                                                          Capital      Operating
          Year ending December 31:                        Leases         Leases
                                                      -----------    -----------
               2004                                    $   77,899     $  223,517
               2005                                        59,908        137,853
               2006                                        39,812
               2007                                        36,491
                                                      -----------    -----------
               Total noncancelable lease payments         214,110     $  361,370
                                                                     ===========
               Less amount representing interest           20,725
                                                      -----------
                                                       $  193,385
                                                      ===========

          Principal amount due in one year             $   67,049
          Principal amount due after one year             126,336
                                                      -----------
                                                       $  193,385
                                                      ===========

          Rent expense under all operating leases for the year ended December 31, 2003 was $229,959. This amount was exclusive of $8,400 of sub-lease payments received from a related party. See Note 5.

     (b)  Lead Arrangements:

          The Company is a party to several lead agreements with Education Success, Inc. and certain other lead generators. The continuous generation of sales leads is a critical element to the Company's continuing viability. The agreements provide for the transfer of sales leads to EPMG, Inc. for commissions of, generally, 34% of gross revenue, subject to certain adjustments. The ESI agreement was executed in 2002 and has a term coextensive with the terms of the related party officers' contracts.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003


     (c)  Content Providers:

          The Company is a party to several agreements that provide for the educational content and multimedia materials used in the educational offerings. Generally, these agreements provide for a commission, generally 8% to 10% of actual sales. The maintenance of content agreements is a critical element to the Company's continuing viability.

     (d)  Servicing Arrangements:

          The Company is a party to a servicing agreement with a third party financial institution for the servicing of the Company's financed sales. The agreement provides for the collection, servicing and remittance of notes receivable as an agent to the Company. The counterparty receives certain fees for this servicing arrangement, which is included as a reduction of the interest income on the notes receivable.

     (e)  SEC Investigation:

          On June 24, 2003, the Securities and Exchange Commission issued a formal order of investigation authorizing subpoenas for documents and testimony in connection with the investigation of certain securities matters. The Company has and intends to continue to fully cooperate with the SEC in its investigation.

     (f)  Litigation:

          On September 26, 2003, counsel representing the former principals of EPMG, Inc., who are currently officers of EPMG, Inc., notified the Company that they were entitled to rescind the Company's 2001 acquisition of EPMG, Inc. which was accomplished in a stock-for-stock exchange, accounted for as a purchase business combination. The notification alleges that the former principals were defrauded in connection with the Company's acquisition of EPMG, Inc. and that they would seek litigation to affect a rescission of the 2001 purchase. On January 2, 2004, the Company and these former principals entered into a Memorandum of Understanding that provides for the settlement of the principals' claims through exchange of certain operating assets for the Company's common and preferred stock previously issued in connection with the merger.

          The former principals have had the right since March 15, 2004 to terminate their obligations under the Memorandum of Understanding, but have not notified the Company of their intent to do so. The former principals currently serve the Company in their capacities as officers

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003


          of EPMG, Inc. which corporate entity contributes the majority of the Company's consolidated revenues and controls the majority of the Company's operating assets.

          The Company does not believe that the current terms of the settlement will result in reporting the EPMG, Inc. component as a discontinued operation in future reports. The criteria for reporting the EPMG, Inc. results as discontinued include the requirement that the Company will not have any significant continuing involvement in the operations of EPMG, Inc. after the disposition date. Since the current settlement arrangement provides for a continuing business relationship and exchange of products and services, this criteria has not been achieved.

     (g)  Income Tax Returns:

          The Company has not filed its 2003 and 2002 Federal and State of Utah income tax returns. Combined current income taxes payable for these periods are currently estimated to be $226,176 and $596,357, respectively. Interest and penalties have been recorded in the amount of approximately $218,950.

(8)   Unaudited Quarterly Results and Restatements.

      The following table reflects the quarterly net income of the Company as previously reported by the Company in its quarterly reports on Form 10-QSB and as restated for the matters discussed below:

                                        March 31,       June 30,     September 30,  December 31,
                                          2003            2003           2003           2003
                                       -----------    -----------    -----------    -----------
Net income (loss) before adjustments   $   100,000    $   253,000    $   523,000    $(1,079,000)
   Reserve for notes receivable (a)
                                          (230,000)       (78,000)      (114,000)       422,000
   Deferred revenue (b)                     86,000         (5,000)      (156,000)        75,000
   Stock compensation (c)                  (58,357)       (31,579)       (31,579)       121,515
   Penalties and interest (d)                 --          (73,000)       (73,000)       146,000
   Income taxes (e)                        125,000        (55,000)      (733,000)       663,000
                                       -----------    -----------    -----------    -----------
Net income (loss), adjusted            $    23,000    $    10,000    $  (584,000)   $   348,000
                                       ===========    ===========    ===========    ===========

(a) The Company changed its estimate of reserve for bad debts in the fourth quarter based upon historical performance. This adjustment gives effect to the estimate change for each quarter using that annual rate applied in the fourth quarter.

(b) This adjustment adjusts the quarterly deferred revenue calculation for the following matter: Prior to February 2003, the Company outsourced coaching to a third party contractor who was responsible for delivery of the services and who provided the Company with records for accounting purposes. Since February 2003, the Company has employed its internal coaching staff and has developed internal operations databases to track coach-student encounters. During the fourth fiscal quarter of 2003, the Company began utilizing the populated operations databases to calculate the number of future coaching sessions for purposes of deferred revenue. Other estimates of future coaching sessions were used during the prior quarters.

(c) This adjustment allocates certain stock based compensation that was recorded in the fourth fiscal quarter of 2003 to the quarters to which such compensation was earned.

(d) This adjustment reflects the allocation of the penalties and interest for non-payment of the Company's 2002 Federal and state income taxes that were recorded in the fourth quarter, to the appropriate quarters.

(e) This adjustment includes the tax effects for the aforementioned adjustments, plus the allocation of income taxes to the quarterly periods based upon the effective tax rate applicable to the year ended December 31, 2003.

The Company intends to amend its previous filings on Form 10-QSB for the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003 for these matters.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Innovative Software Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Innovative Software Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                           /s/ Robison, Hill & Company
                                               Certified Public Accountants

Salt Lake City, Utah
April 29, 2003

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
CURRENT ASSETS
  Cash                                                                     $  1,338,345
  Accounts Receivable                                                            14,700
  Other Receivables                                                              59,772
  Prepaid Expenses                                                               67,179
  Other Assets                                                                  706,486
  Deferred income taxes                                                         359,971
                                                                           ------------
    Total Current Assets                                                      2,546,453
                                                                           ------------
PROPERTY AND EQUIPMENT, NET                                                     379,349

OTHER ASSETS
GOODWILL                                                                      1,088,686
DEPOSITS                                                                        236,386
                                                                                 48,698
                                                                           ------------
    Total Assets                                                           $  4,299,572
                                                                           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of Credit                                                           $     40,660
  Current maturities of long-term debt                                           44,274
  Accounts payable and accrued expenses                                         861,366
  Deferred revenue                                                              256,148
  Other current liabilities                                                      83,278
  Accrued income taxes                                                          596,357
  Reserve for sales returns and allowances                                      220,266
                                                                           ------------
    Total current liabilities                                                 2,102,349
                                                                           ------------
NOTE PAYABLE - LONG TERM                                                         87,223
                                                                           ------------
    Total liabilities                                                         2,189,572
                                                                           ------------

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 25,000,000 shares of $1.00 stated value;
    Series A preferred stock; issued and outstanding, 1,650,500 shares        1,650,500
    Series B preferred stock; issued and outstanding, 328,491 shares            328,491
  Common stock - authorized, 100,000,000 shares of
       $.001 per value; issued and outstanding, 52,481,289                       52,481
  Additional paid-in capital                                                 13,119,719
  Accumulated deficit                                                       (13,041,191)
                                                                           ------------
    Total Stockholders' Equity                                                2,110,000
                                                                           ------------
    Total Liabilities and Stockholders' Equity                             $  4,299,572
                                                                           ============


        The accompanying notes are an integral part of these statements.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2002

REVENUE                                                            $ 14,778,814

COST OF REVENUE                                                       5,594,234
                                                                   ------------

GROSS PROFIT                                                          9,184,580
                                                                   ------------
OPERATING EXPENSES
  General and administrative                                          4,509,291
  Selling                                                             3,307,000
  Loss on investment securities                                       1,629,250
  Non-recurring expenses                                                169,578
  Loss on impairment of goodwill                                     12,461,246
                                                                   ------------
      Total Operating Expenses                                       22,076,365
                                                                   ------------
INCOME (LOSS) FROM OPERATIONS                                       (12,891,785)
                                                                   ------------
OTHER INCOME (EXPENSE)
  Other income                                                          238,333
  Interest income                                                            --
  Interest expense                                                      (14,197)
                                                                   ------------
      Total Other Income (Expense)                                      224,136
                                                                   ------------

INCOME (LOSS) BEFORE INCOME TAXES                                   (12,667,649)

INCOME TAXES                                                                 --
                                                                   ------------

NET LOSS                                                           $(12,667,649)
                                                                   ============

BASIC AND DILUTED LOSS PER SHARE                                   $      (0.26)
                                                                   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN PER SHARE CALCULATION (BASIC AND DILUTED)                    48,944,102
                                                                   ============


        The accompanying notes are an integral part of these statements.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2002

                                         Preferred Stock       Preferred Stock
                                           Series A               Series B           Common Stock
                                     ---------------------  -------------------  ---------------------
                                       Shares     Amount     Shares     Amount     Shares      Amount
                                     ---------  ----------  --------  ---------  ----------  ---------
Balance - December 31, 2001          1,850,000  $1,850,000   248,491  $ 248,491  48,285,283   $ 48,285

Issuance of Common stock
  for services provided                     --          --                            4,000          4

Issuance of Common stock                    --          --                           40,730         41

Issuance of Common stock
  for services provided                                                               6,125          6

Issuance of Common Stock
  for software                                                                       53,845         54

Issuance of Common stock                                                             24,375         24

Issuance of Common Stock
  for services provided                                                             291,250        291

Conversion of Series A Preferred
   Stock to Common Stock              (199,500)   (199,500)                       3,000,000      3,000

Issuance of Common stock
   for services provided                                                              5,000          5

Issuance of Common stock                                                             76,960         77

Issuance of Common stock                                                             23,169         23

Issuance of Common stock
  for services provided                                                              39,702         40

Series A Preferred Stock Dividend                                                   107,568        108

Series A Preferred Stock Dividend                                                    30,734         31

Series A Preferred Stock Dividend                                                   420,054        420

Series B Preferred Stock Dividend                                                    72,494         72

Issuance of Series B Preferred
   Stock for Executive Compensation                           80,000     80,000

Unrealized loss on investments

Unrealized loss on investments
  recognized in income due to
  other than temporary impariment

Net income for the year ended
ended December 31, 2002
                                     ---------   ---------  --------  ---------  ----------  ---------
Balance as of  December 31, 200      1,650,500   1,650,500   328,491  $ 328,491  52,481,289   $ 52,481
                                     =========   =========  ========  =========  ==========  =========

                                                                   Retained
                                     Additional      Accum.        Earnings     Total
                                      paid-in-     Comprehen-      (Accum.   Stockholders'
                                       capital     sive Loss       Deficit)    Equity
                                     -----------  -----------   ------------ ------------
Balance - December 31, 2001          $12,626,679   $ (204,354)  $   (290,941)  $ 14,278,160

Issuance of Common stock
  for services provided                   14,196           --             --         14,200

Issuance of Common stock                  36,951           --             --         36,992

Issuance of Common stock
  for services provided                   20,644           --             --         20,650

Issuance of Common Stock
  for software                            69,946                                     70,000

Issuance of Common stock                  23,219                                     23,243

Issuance of Common Stock
  for services provided                   21,553                                     21,844

Conversion of Series A Preferred
   Stock to Common Stock                 196,500                                        --

Issuance of Common stock
   for services provided                     370                                        375

Issuance of Common stock                  18,939                                     19,016

Issuance of Common stock                   3,992                                      4,015

Issuance of Common stock
  for services provided                    4,760                                      4,800

Series A Preferred Stock Dividend         13,892                     (14,000)             0

Series A Preferred Stock Dividend          3,969                      (4,000)            (0)

Series A Preferred Stock Dividend         54,250                     (54,670)            --

Series B Preferred Stock Dividend          9,859                      (9,931)             1

Issuance of Series B Preferred
   Stock for Executive Compensation                                                  80,000

Unrealized loss on investments                     (1,424,896)                   (1,424,896)

Unrealized loss on investments
  recognized in income due to
  other than temporary impariment                   1,629,250                     1,629,250

Net income for the year ended
ended December 31, 2002                                          (12,667,649)   (12,667,649)
                                     -----------  -----------   ------------   ------------
Balance as of  December 31, 200      $13,119,719  $        --   $(13,041,191   $  2,110,000
                                     ===========  ===========   ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(12,667,649)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
  Depreciation and amortization                                           122,257
  Deferred Income taxes, net                                             (592,637)
  Sale of software platform for investment securities                    (875,000)
  Write down on investment securities                                   1,629,250
  Provision for returns and allowances                                    120,266
  Write-down on impairment of goodwill                                 12,461,246
  Non-cash expenses                                                       141,869
  Net change in operating assets and liabilities
    Accounts receivable                                                    34,692
    Prepaid expenses                                                      (60,608)
    Other receivables                                                     (57,229)
    Other current assets                                                 (682,676)
    Deposits and other assets                                             (44,207)
    Accounts payable and accrued expenses                                 705,352
    Accrued income taxes                                                  596,357
    Other current liabilities                                              83,278
    Deferred revenue                                                      256,148
                                                                     ------------
    Net cash flows from operating activities                            1,170,709
                                                                     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                    370,094
                                                                     ------------
    Net cash flows from investing activities                              370,094
                                                                     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                 83,266
  Proceeds from borrowings on line of credit                               50,000
  Repayments under line of credit agreement                                (9,340)
  Proceeds from borrowings under note payable                             155,360
  Repayments on notes payable                                             (23,863)
                                                                     ------------
    Net cash flows from financing activities                              255,423
                                                                     ------------

NET INCREASE IN CASH                                                    1,056,038

CASH AT BEGINNING OF PERIOD                                               282,307
                                                                     ------------

CASH AT END OF PERIOD                                                $  1,338,345
                                                                     ============
SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for services provided                       $     61,869
                                                                     ============
Issuance of common stock for software                                $     70,000
                                                                     ============
Issuance of Series B Preferred Stock as executive Compensation       $     80,000
                                                                     ============
Conversion of Series A Preferred Stock to Common stock               $    199,500
                                                                     ============
Issuance of common stock for Series A & B Preferred Stock Dividend   $     82,601
                                                                     ============


        The accompanying notes are an integral part of these statements.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


     The purchase price for the acquisition of EPMG has been allocated on the fair value basis on the acquisition date as follows:

          ASSETS ACQUIRED:
          Goodwill...................................... $  13,549,932
          Net assets acquired...........................        25,068
                                                         -------------

          TOTAL ASSETS ACQUIRED......................... $  13,575,000
                                                         =============

          TOTAL PURCHASE PRICE.......................... $  13,575,000
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

     The following are the unaudited pro forma results of operations for the year ended 2001 assuming the above had occurred at the beginning of that fiscal year:

                                                                2001
                                                                ----

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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


INVESTMENT                             COST         GROSS UNREALIZED   ESTIMATED
SECURITIES                             BASIS       GAINS       LOSSES      FAIR VALUE
                                     ---------   ---------    ---------    ---------
DECEMBER 31, 2002
EnSurge, Inc. common stock           $      --   $      --    $      --    $      --
Knowledge Transfer Systems, Inc.
common stock                                --          --           --           --
Knowledge Transfer Systems, Inc.
preferred stock                             --          --           --           --
                                     ---------   ---------    ---------    ---------

                                     $      --   $      --    $       0    $      --
                                     =========   =========    =========    =========

INVESTMENT                             COST         GROSS UNREALIZED   ESTIMATED
SECURITIES                             BASIS       GAINS       LOSSES      FAIR VALUE
                                     ---------   ---------    ---------    ---------
DECEMBER 31, 2001
EnSurge, Inc. common stock           $  26,250   $      --    $ (25,950)   $     300
Knowledge Transfer Systems, Inc.
common stock                           728,000      10,500     (188,904)     549,596
                                     ---------   ---------    ---------    ---------

                                     $ 754,250   $  10,500    $(214,854)   $ 549,896
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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


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

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation as follows:

                                                          December 31,
                                                              2002
                                                          ------------
         Machinery and Equipment........................   $   246,594
         Furniture and Fixtures.........................        51,683
         Computer Software..............................       190,624
         Leasehold improvements.........................        34,092
                                                          ------------
                                                               522,993
         Accumulated depreciation and amortization......      (143,644)
                                                          -----------

         PROPERTY AND EQUIPMENT, NET....................   $   379,349
                                                          ============

Depreciation and amortization expense for the year ended December 31, 2002 was $122,257.

NOTE E - OTHER ASSETS

The Company has established several merchant service accounts whereby the Company processes a high volume of customer sales transactions through certain credit card vendors. These merchant service companies typically hold a percentage of each sales transaction as a reserve against future cancellations. The amount held by these merchant service companies amounts to $706,486 as of December 31, 2002.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:

                                                          December 31,
                                                              2002
                                                           ---------
      Notes payable, financial institution,
      collaterized by telephone equipment,
      principal and imputed interest payable in
      monthly installments of $1,250 due in August
      2004                                                 $  20,469

      Notes payable, financial institution,
      secured by a lien on certain furniture and
      equipment, principal and interest payable in
      monthly installments of $2,464 due in July
      2005                                                    67,175

      Notes payable, financial institution,
      collaterized by Vehicles, principal and
      accrued interest at 7.78% payable in monthly
      installments of principal and imputed
      interest maturing from $217 to $655 from
      November 2006 to February 2007                          43,853
                                                           ---------
                                                             131,497
      Less Current Maturities                                 44,274
                                                           ---------

      Long-term - net of current maturities                $  87,223
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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


NOTE I - COMMITMENTS AND CONTINGENCIES

In March, May and September 2002, the Company entered into operating leases for certain office space. Future minimum lease payments under these operating leases as of December 31, 2002 are as follows:

          YEAR ENDING DECEMBER 31:
          2003............................................   215,598
          2004............................................   215,598
          2005............................................    99,432
          2006............................................        --
                                                           ---------

          TOTAL........................................... $ 530,628
                                                           =========

Rent expense for the years ended December 31, 2002 and 2001 was $137,724 and $16,919, respectively.

NOTE J - PROVISION FOR INCOME TAXES

     The Company's taxing jurisdictions are Federal and the State of Utah. The provision (benefit) for these income taxes for the year ended December 31, 2002 is as follows:

          Current provision                                $ 592,637
          Deferred benefit                                  (662,441)
          Change in valuation allowance                       69,804
                                                           ---------
          Net provision for income taxes                   $      --
                                                           =========

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


     The components of the Company's deferred income taxes as of December 31, 2002 are as follows:

          Deferred tax assets:
               Capital loss carryforwards               $    331,851
               Reserves for returns and refunds               84,251
               Reserves on notes receivable                  274,898
               Depreciation                                   17,689
               Other                                             822
                                                        ------------
                    Total deferred tax assets                709,511
          Less: valuation allowances                       (113,154)
                                                        ------------
                                                        $    596,357
                                                        ============

          Net current deferred tax asset                $    359,971
          Net non current deferred tax asset                 236,386
                                                        ------------
                                                        $    596,357
                                                        ============

     Income tax expense attributable to the Company's operations for the year ended December 31, 2002 differed from amounts computed using the U.S. Federal statutory rate of 35% as a result of the following:

          Computed "expected" tax expense (35%)         $(4,433,677)
          Nondeductible goodwill impairment                4,797,580
          Change in valuation allowance                       69,804
          State income taxes, net of federal benefit       (443,367)
          Other, net                                           9,660
                                                        ------------
                                                        $         --
                                                        ============

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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


NOTE L - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                     Year ended December 31, 2002
                      --------------------------------------------------------
                                                         Net        Diluted net
                                        Gross          income      income (Loss)
                        Revenues        profit         (loss)      per share (a)
                      ------------   ------------   ------------   -------------

        1st Quarter   $  2,794,696   $  1,672,241   $    196,308    $       --
        2nd Quarter      2,994,339      1,995,110        152,026            --
        3rd Quarter      4,225,488      2,696,954        225,182            --
        4th Quarter      4,764,291      2,820,275    (13,241,165)        (0.26)
                      ------------   ------------   ------------    ----------

        Total         $ 14,778,814   $  9,184,580   $(12,667,649)   $    (0.26)
                      ============   ============   ============    ==========

(a) Each quarterly amount is based upon separate calculations of weighted average shares outstanding.


NOTE M - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2002:

                                                            2002
                                                            ----
       Numerator
          Net loss                                      $(12,667,649)
                                                        ============
       Denominator
          Denominator for basic and income per share -
              weighted average shares                     48,944,102
                                                        ============

       Basic and diluted income per share               $      (0.26)
                                                        ============

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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


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