Form 10QSB
period 2004-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2004-05-24
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

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


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

There were 52,897,186 shares of common stock, $0.001 par value, outstanding as of May 21, 2004.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2004


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
        and December 31, 2003 ..............................................   3

      Condensed Consolidated Statements of Operation (Unaudited) for the
        Three Months Ended March 31, 2004 and 2003 .........................   4

      Condensed Consolidated Statements of Cash Flow (Unaudited) for the
        Three Months Ended March 31, 2004 and 2003 .........................   6

      Notes to the Condensed Consolidated Financial Statements (Unaudited)..   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations ................................................  12

Item 3.  Controls and Procedures ...........................................  17


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  18

Item 3.  Defaults upon Senior Securities ...................................  19

Item 6.  Exhibits and Reports on Form 8-K ..................................  19

Signatures .................................................................  20

Index to Exhibits ..........................................................  21

PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           (UNAUDITED)
                                                                             MARCH 31,     DECEMBER 31,
                                                                               2004           2003
                                                                          ------------    ------------
                                     ASSETS

CURRENT ASSETS
     Cash                                                                 $  4,974,623    $  3,890,929
     Accounts receivable:
        Merchant accounts receivable                                         1,160,022       1,104,051
        Other receivables                                                      181,595         101,590
     Notes receivable, net of allowance for doubtful accounts
            of $424,876 and $454,529 respectively                            1,161,624         949,891
     Inventory                                                                  48,602          48,291
     Prepaid expenses and other current assets                                 207,295          15,986
     Deferred income taxes                                                     457,890         457,890
                                                                          ------------    ------------
           TOTAL CURRENT ASSETS                                              8,191,652       6,568,628
                                                                          ------------    ------------
PROPERTY AND EQUIPMENT, NET                                                    580,620         574,291
GOODWILL                                                                     1,088,686       1,088,686
DEFERRED INCOME TAXES                                                           17,688          17,688
DEPOSITS                                                                        53,965          43,965
                                                                          ------------    ------------
           TOTAL ASSETS                                                   $  9,932,610    $  8,293,258
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                $  4,342,563    $  3,342,084
     Deferred revenue                                                        2,103,538       1,857,247
     Accrued income taxes                                                      978,346         822,533
     Current maturities of capital lease obligations                            72,714          67,049
                                                                          ------------    ------------
           TOTAL CURRENT LIABILITIES                                         7,497,161       6,088,913
CAPITAL LEASE OBLIGATIONS                                                      118,793         126,336
                                                                          ------------    ------------
           TOTAL LIABILITIES                                                 7,615,953       6,215,249
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)                                              --              --

STOCKHOLDERS' EQUITY
     Series A preferred stock; issued and outstanding, 1,650,500 shares      1,650,500       1,650,500
     Series B preferred stock; issued and outstanding, 428,491 shares          448,491         448,491
     Common stock - authorized, 100,000,000 shares of
                    $.001 par value; issued and outstanding, 52,897,186         52,897          52,897
     Additional paid-in capital                                             13,163,749      13,163,749
     Accumulated deficit                                                   (12,998,980)    (13,237,628)
                                                                          ------------    ------------
           TOTAL STOCKHOLDERS' EQUITY                                        2,316,657       2,078,009
                                                                          ------------    ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  9,932,610    $  8,293,258
                                                                          ============    ============

                            See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                    -----------------------------
                                                                      (RESTATED)
                                                        2004             2003
                                                    ------------     ------------
REVENUE
     Services revenue                               $  3,501,942     $  2,360,188
     Product sales                                     5,753,120        3,219,020
     Other revenue                                       394,327               --
                                                    ------------     ------------
        TOTAL REVENUE                                  9,649,389        5,579,208

COST OF REVENUE
     Cost of services revenue                          1,496,463        1,054,413
     Cost of product sales and other revenue           3,015,195        1,492,479
                                                    ------------     ------------
        TOTAL COST OF REVENUE                          4,511,658        2,546,892
                                                    ------------     ------------
GROSS PROFIT                                           5,137,731        3,032,316
                                                    ------------     ------------
OPERATING EXPENSES
     General and administrative                        2,923,724        1,741,157
     Commissions and other selling expenses            1,885,458        1,455,118
                                                    ------------     ------------
        TOTAL OPERATING EXPENSES                       4,809,182        3,196,275
                                                    ------------     ------------
INCOME FROM OPERATIONS                                   328,549         (163,959)
                                                    ------------     ------------
OTHER INCOME (EXPENSES)
Interest and penalties on late tax payments              (21,748)              --
Other income                                              53,514           44,112
Interest income, deposits                                  5,485           17,387
Interest income, financing arrangements                   32,191               --
Interest expense                                          (3,528)              --
                                                    ------------     ------------
        TOTAL OTHER INCOME (EXPENSE)                      65,915           61,499
                                                    ------------     ------------

INCOME BEFORE INCOME TAXES                               394,463         (102,460)

INCOME TAXES                                            (155,813)         125,000
                                                    ------------     ------------

NET INCOME                                               238,650           22,540

UNDECLARED PREFERRED STOCK DIVIDENDS & ACCRETIONS        (20,790)         (19,790)
                                                    ------------     ------------

INCOME APPLICABLE TO COMMON STOCKHOLDERS            $    217,860     $      2,750
                                                    ============     ============

BASIC INCOME PER COMMON SHARE                       $       0.00     $       0.00
                                                    ============     ============

DILUTED INCOME PER COMMON SHARE                     $       0.00     $       0.00
                                                    ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN BASIC PER SHARE CALCULATION                   52,897,186       52,674,733
                                                    ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN BASIC PER SHARE CALCULATION                   57,188,189       61,527,364
                                                    ============     ============

                            See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS
                                                             Ended March 31,
                                                       --------------------------
                                                                       (Restated)
                                                           2004           2003
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                           $   238,650    $    22,540
  Adjustments to reconcile net income to
   net cash provided by operating activities
    Depreciation and amortization                           78,695         45,093
    Prepaid non-cash compensation and expenses                  --         62,250
    Non-cash expenses                                           --         30,667
    Net change in operating assets and liabilities
      Merchant account receivables                         (55,972)            --
      Other receivables                                    (80,007)       (28,308)
      Inventory                                               (311)            --
      Prepaid expenses and other current assets           (201,309)      (225,103)
      Accounts payable and accrued expenses              1,000,479        221,684
      Deferred revenue                                     246,291         97,392
      Accrued income taxes                                 155,813             --
                                                       -----------    -----------
      NET CASH FLOWS FROM OPERATING ACTIVITIES           1,382,330        226,215
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Change in notes receivable from financed sales          (211,733)            --
  Capital expenditures                                     (69,832)      (104,181)
                                                       -----------    -----------
      NET CASH FLOWS FROM INVESTING ACTIVITIES            (281,565)      (104,181)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing under note payable                    --          8,085
  Repayments under line of credit agreement                     --        (36,142)
  Payments on capital lease obligations                    (17,071)       (46,859)
                                                       -----------    -----------
      NET CASH FLOWS FROM FINANCING ACTIVITIES             (17,071)       (74,916)
                                                       -----------    -----------

NET INCREASE IN CASH                                     1,083,694         47,119

CASH AT BEGINNING OF PERIOD                              3,890,929      1,338,345
                                                       -----------    -----------

CASH AT END OF PERIOD                                  $ 4,974,623    $ 1,385,464
                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of Series B Preferred Stock as Compensation   $        --    $    20,000
                                                       ===========    ===========
Property and equipment acquired under capital leases   $    15,521    $        --
                                                       ===========    ===========

                             See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      ORGANIZATION,  BASIS OF  PRESENTATION,  AND CERTAIN INTERIM  ACCOUNTING
         POLICIES

         (a)      Organization and Description of Business:

                  Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of California in May 1998. The Company together with its wholly-owned subsidiaries is engaged in the development, marketing and delivery of business-type educational programs, generally to individuals, throughout the United States of America. The Company's educational programs combine both self-training and coaching by Company employees. During the quarterly period ended March 31, 2004, the
                  Company's educational programs were concentrated in two product lines, Real Estate and Internet Marketing, which together comprised approximately 91% of first quarter 2004 revenues.

         (b)      Basis of Presentation:

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of March 31, 2004, and the results of their operations and their cash flows for the three months ended March 31, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2003 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

         (c)      Principles of Consolidation:

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EPMG, Inc. and Hackett Media, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         (d)      Income Taxes in Interim Periods:

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. For purposes of interim financial reporting, the Company projects its effective income tax rate for the entire fiscal year, taking into account all taxing jurisdictions, and applies such rate to interim pre-tax income. Changes in the projected effective tax rate in future quarters, if any, are accounted for prospectively in the period of change.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         (e)      Earnings Per Common Share:

                  Basic net income per common share is computed by dividing (i) the net income (loss), as adjusted for the effects of cumulative dividends on the Series A and B Preferred Stock by
                  (ii) the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed similarly but includes the effects of dilutive securities in the denominator. The diluted income per common share for the quarterly period ended March 31, 2004 includes the effects of 4,291,003 common shares into which the Company's Series A and Series B Convertible Preferred Stock is convertible on an if-converted basis. The following table reflects the components of the basic and diluted income per common share for the quarterly periods ended March 31, 2004 and 2003:

                                                                      2004          2003
                                                                  -----------   -----------
                  Basic:
                     Income applicable to common stockholders     $   217,860   $     2,750
                                                                  ===========   ===========
                     Weighted average common shares outstanding    52,897,186    52,647,733
                                                                  ===========   ===========
                     Basic income per common share                $      0.00   $      0.00
                                                                  ===========   ===========

                  Diluted:
                     Income applicable to common stockholders     $   217,860   $     2,750
                     Plus: Undeclared preferred stock dividends        20,790        19,790
                                                                  -----------   -----------
                     Adjusted numerator                           $   238,650   $    22,540
                                                                  ===========   ===========

                     Weighted average number of shares             52,897,186    52,647,733
                     Shares convertible from preferred stock        4,291,003    14,879,631
                                                                  -----------   -----------
                     Adjusted denominator                          57,188,189    61,527,364
                                                                  ===========   ===========

                     Diluted income per common share              $      0.00   $      0.00
                                                                  ===========   ===========

(2)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following as of March 31, 2004 and December 31, 2003:

                     Accrued sales splits to lead providers        $1,353,826   $1,255,770
                     Accrued wages and other                        1,838,198      773,707
                     Reserves for returns and refunds                 830,800      742,568
                     Accounts payable                                  75,794      351,089
                     Interest and penalties on late tax payments      240,698      218,950
                     Credit facility (a)                                3,247        3,440
                                                                   ----------   ----------
                                                                   $4,342,563   $3,342,084
                                                                   ==========   ==========

             (a) The Company has a credit facility that provides for borrowings up to $50,000, with interest at Prime Rate, plus 2%.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3)      STOCKHOLDERS' EQUITY

         (a)      Convertible Preferred Stock:

                  The Company has 25,000,000 shares of preferred stock authorized and has 1,650,500 shares of Series A Preferred issued and outstanding and 428,491 shares of Series B Preferred issued and outstanding. The Series A and Series B Preferred Stock (collectively "Preferred Stock") have the same terms and conditions. The Preferred Stock is (i) entitled to cumulative dividends at a rate of 4.0% of the liquidation value ($1.00 per share), (ii) convertible at any time into common stock at a rate of 95% of the average closing market price of the common stock for five days preceding conversion (4,291,003 and 7,125,605 common shares as of March 31, 2004 and December 31, 2003, respectively), (iii) redeemable at any time by the Company for $1.00 per share, (iv) entitled to one vote per share.

                  As of March 31, 2004 and December 31, 2003, the Company has cumulative, undeclared dividends in arrears on the Preferred Stock of $103,500 and $82,510, respectively.

(4)      RELATED PARTY TRANSACTIONS

         The Company purchases sales leads from Education Success Institute, Inc. (ESI), which is owned by two employees of the Company. The cost of sales leads purchased during the quarter ended March 31, 2004, which is based upon a percentage of revenue, amounted to $2,188,444. In addition, ESI subleases office space from the Company. Sub-rental receipts amount to $700 each month through August 2005. See Note 5.

(5)      COMMITMENTS AND CONTINGENCIES

         (a)      Leases:

                  Future minimum lease payments under noncancelable operating leases (with initial terms in excess of one year) and future minimum capital lease payments as of March 31, 2004 are as follows:

                                                               Capital          Operating
                  Year ending December 31:                     Leases             Leases
                                                          --------------------------------
                  Nine-months ended December 31, 2004        $   68,028        $  198,146
                  2005                                           70,717           174,426
                  2006                                           48,591            37,467
                  2007                                           42,296
                                                          --------------------------------
                  Total noncancelable lease payments            229,632        $  410,039
                                                                             =============
                  Less amount representing interest             (38,124)
                                                          --------------
                                                             $  191,508
                                                          ==============

                  Principal amount due in one year               72,714
                  Principal amount due after one year           118,794
                                                          --------------
                                                             $  191,508
                                                          ==============

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  Rent expense under all operating leases for the quarter ended March 31, 2004 was $76,465. This amount was exclusive of $2,100 of sub-lease payments received from a related party. See Note 4.

         (b)      Lead Arrangements:

                  The Company is a party to several lead agreements with Education Success, Inc. and certain other lead generators. The continuous generation of sales leads is a critical element to the Company's continuing viability. The agreements provide for the transfer of sales leads to EPMG, Inc. for commissions of, generally, 34% of gross revenue, subject to certain adjustments. The ESI agreement was executed in 2002 and has a term coextensive with the terms of the related party employees' employment contracts.

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

         (f)      Litigation:

                  On September 26, 2003, counsel representing the former principals of EPMG, Inc., who were former officers of EPMG, Inc. and the Company and are now employees of EPMG, Inc., notified the Company that they were allegedly entitled to rescind the Company's 2001 acquisition of EPMG, Inc. which was accomplished in a stock-for-stock exchange, accounted for as a purchase business combination. The notification alleges that the former principals were defrauded in connection with the Company's acquisition of EPMG, Inc. and that they would seek litigation to affect a rescission of the 2001 purchase. On January 2, 2004, the Company and these former principals entered into a Memorandum of Understanding that provides for the settlement of the principals' claims through exchange of certain operating assets of EPMG, Inc. for the Company's common and preferred stock previously issued in connection with the acquisition.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  The former principals have had the right since March 15, 2004 to terminate their obligations under the Memorandum of Understanding, but have not notified the Company of their intent to do so. As of May 21, 2004, the parties were in the process of renegotiating certain elements of the proposed transaction in an effort to reach mutually agreeable terms. The former principals are currently employed by EPMG, Inc. which corporate entity contributes the majority of the Company's consolidated revenues.

                  The Company does not believe that the current terms of the settlement will result in reporting the EPMG, Inc. component as a discontinued operation in future reports. The criteria for reporting the EPMG, Inc. results as discontinued include the requirement that the Company will not have any significant continuing involvement in the operations of EPMG, Inc. after the disposition date. Since the current settlement arrangement provides for a continuing business relationship and exchange of products and services, this criterion has not been achieved.

         (g)      Income Tax Returns:

                  The Company has not filed its 2003 and 2002 Federal and State of Utah income tax returns. Combined current income taxes payable for these periods are currently estimated to be $224,306 and $513,936, respectively. Interest and penalties through March 31, 2004 have been recorded in the amount of approximately $240,698. The Company has engaged an accountant who is in the process of preparing its past due returns.

(6)      UNAUDITED QUARTERLY RESTATEMENTS.

         The following table reflects the quarterly net income of the Company as previously reported by the Company in its quarterly report on Form 10-QSB and as restated for the matters discussed below:

                                                     March 31,
                                                       2003
                                                    ---------
         Net income (loss) before adjustments       $ 100,000
              Reserve for notes receivable (a)       (230,000)
              Deferred revenue (b)                     86,000
              Stock compensation (c)                  (58,000)
              Penalties and interest (d)                   --
              Income taxes (e)                        125,000
                                                    ---------
         Net income (loss), adjusted                $  23,000
                                                    =========

         (a) The Company changed its estimate of reserve for bad debts in the fourth quarter based upon historical performance. This adjustment gives effect to the estimate change for each quarter using that annual rate applied in the fourth quarter.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         (d) There was no adjustment to reflect the allocation of the penalties and interest for non-payment of the Company's 2002 Federal and state income taxes. Amounts that were recorded in the fourth quarter, were allocated to the second and third quarters of 2003.

         (e) This adjustment includes the tax effects for the aforementioned adjustments, plus the allocation of income taxes to the quarterly periods based upon the effective tax rate applicable to the year ended December 31, 2003.

         The Company intends to amend its previous filing on Form 10-QSB for the quarterly period ended March 31, 2003 for these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to, the matters discussed under the caption "Factors Affecting Future Results" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission (including risks described in subsequent reports on Form 10-QSB, Form 10-KSB, Form 8-K and other filings). Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB.

OVERVIEW

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the quarters ended March 31, 2004 and 2003. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

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

Allowances for Doubtful Accounts

Our net notes receivable amounted to $1,161,624 as of March 31, 2004 and relate to product financing arrangements entered into with our clients. These notes are unsecured, bear interest at 15% and have terms ranging between one and two years. The Company has not and does not intend to sell or otherwise transfer these receivables.

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

Services Revenues: The Company's educational offering includes multiple sessions with a Company employed coach. We recognize services revenue pro rata as coaching/training sessions are rendered. Deferred revenue represents the price of future coaching sessions that students have paid for ($4,857,000), less the applicable commissions to lead generators and content providers ($1,797,362) and sales commissions ($956,100).

Our obligation to provide coaching and training ceases one year following the sale. Refunds for unused courses are not provided for in the sales arrangement with the student. However, the Company offers refunds in certain circumstances for which a history has been developed to estimate and reserve such amounts.

RESULTS OF OPERATIONS

Quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

Revenues

Revenues for the quarters ended March 31, 2004 and 2003 were $9,649,389 and $5,579,208, respectively, which represents an 73% increase. The Company's principal source of revenue for the quarters ended March 31, 2004 and 2003 consisted of business education and coaching services. These revenues increased substantially as a result of increasing our sales staff and focusing on the offerings that, based upon our accumulated experience, have the higher sales rate among our targeted customer base.

We record revenues for multimedia education materials (product sales) upon delivery of the material to our students. We record revenues for coaching sessions rendered and we defer revenue for coaching sessions that are paid for but have not yet been rendered. We deferred $395,117 of services revenue as of March 31, 2004 and $0 as of March 31, 2003. Our deferral as of March 31, 2004 was larger than the amount deferred as of December 31, 2003 because of the increase in our service related sales.

Substantially all of our revenues are derived from our EPMG subsidiary. On September 26, 2003, legal counsel representing the former principals of EPMG, who are currently employees of our EPMG subsidiary, notified us with an allegation that they were entitled to rescind the 2001 acquisition of EPMG. The notification alleges that the former principals were defrauded in connection with our acquisition of EPMG, Inc. and that they would seek litigation to effect a rescission of the 2001 purchase. On January 2, 2004, the Company and these former principals entered into a Memorandum of Understanding that provides for the settlement of the principals' claims through exchange of certain operating assets of EPMG for the common and preferred stock previously issued in connection with the merger.

The former principals have had the right since March 15, 2004 to terminate their obligations under the Memorandum of Understanding, but have not notified us of their intent to do so. As of May 21, 2004, the parties were in the process of renegotiating certain elements of the proposed transaction in an effort to reach mutually agreeable terms. The former principals are currently employed by EPMG, which corporate entity contributes the majority of our consolidated revenues.

In the event that the final settlement is executed with the type of transaction described in the Memorandum of Understanding, dated January 2, 2004, our operations will be significantly curtailed and our consolidated assets will be significantly diminished. While the divestiture will result in the retention of sufficient operating assets to support the Company's operating needs in the foreseeable future, management's plans for the future of the Company include (i) aggressively developing and marketing existing proprietary platforms and (ii) seeking acquisition candidates. There can be no assurances that management will be successful in these plans.

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

Cost of Sales and Margins

Cost of sales for the quarters ended March 31, 2004 and 2003 were $4,511,658 and $2,546,892, respectively, representing an increase of 77%. Cost of sales include
(i) the cost of the multimedia educational materials that we ship to our students, (ii) the wages paid to our coaches and (iii) the commissions that we pay to lead sources. Our Cost of Sales remained constant as a percentage of sales revenue. The increase in our Cost of Sales reflected our increased sales volume.

Selling Expenses

Selling expenses for the quarters ended March 31, 2004 and 2003 were $1,885,458 and $1,455,118, respectively, representing an increase of 30%. Selling expenses consisted primarily of commissions paid to lead providers and to sales associates as well as marketing and advertising expenses associated with key products and services. The increase in selling expenses is attributed to the increase in sales of products and services. As a percentage of sales, selling expenses decreased from 26% to 20% for the quarters ending March 31, 2003 to March 31, 2004.

General and Administrative Expenses

General and administrative expenses for the quarters ended March 31, 2004 and 2003 were $2,923,724 and $1,741,157, respectively, representing an increase of 68%. The Company's general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The reason for the increase in general and administrative expenses was attributable to higher administrative wages and legal fees.

Other Income (Expense)

Other income, net of other expenses for the quarters ended March 31, 2004 and 2003 were $65,915 and $61,499, respectively, representing an increase of 7%. The increase is principally attributable to the increase in interest on our financing notes receivable of $32,191 offset by the recognition of $21,748 in interest and penalties on late tax payments.

Income Taxes

Our income tax provision amounted to $155,813 for the period ended March 31, 2004 and a benefit of $125,000 for the period ended March 31, 2003. For purposes of interim financial reporting, the Company projects its effective income tax rate for the entire fiscal year (39.5% for the quarterly period ended March 31, 2004), taking into account all taxing jurisdictions, and applies such rate to interim pre-tax income. Changes in the projected effective tax rate in future quarters, if any, are accounted for prospectively in the period of change. Our income tax for the quarterly period ended March 31, 2003 was different than the statutory rates applicable to our taxing jurisdictions because of valuation allowances and non-deductible permanent differences (primarily income tax penalties).

Net Income

Our net income for the quarter ended March 31, 2004 amounted to $238,650, compared to $22,540 for the quarter ended March 31, 2003. As previously mentioned, we reported income taxes of $155,813 for the quarter ended March 31, 2004 and a benefit of $125,000 for the quarter ended March 31, 2003. Excluding these differences our pretax income as a percentage of revenues increased from 0.0% to 2.5%. This increase was attributable to the matters discussed in our cost of sales section above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004 we had current assets of $8,191,652, which represents an increase of $1,623,024 over current assets as of December 31, 2003. Much of the increase is attributable to an increase in cash. At March 31, 2004 we had cash on hand of $4,974,623, which represents an increase of $1,083,694 over the balances as of December 31, 2003. Other material increases in current assets resulted from notes receivable and deferred income taxes. Notes receivable of $1,161,624, as of March 31, 2004 is net of our estimated reserve of $424,876 for bad debts. Our finance activity increased substantially in 2003 and 2004, resulting in gross notes receivable of $1,586,500 as of March 31, 2004 compared to $788,455 as of March 31, 2003.

At March 31, 2004 we had current liabilities of $7,497,161, which represents an increase of $1,408,248 over current liabilities as of December 31, 2003. Our current liabilities include significant amounts associated with deferred revenue, commissions and reserves for returns. These accounts require complex subjective estimates. Our net deferred revenue of $2,103,538, which will not require cash outlays, increased $246,291 over the balance as of December 31, 2003. This increase is attributable to our increase in revenues. We are liable for commissions to our sales force and to lead providers. Commissions included as a component of accounts payable and accrued liabilities are $1,413,790 as of March 31, 2004.

As March 31, 2004 our working capital increased to $694,491 from $479,715 as of December 31, 2003. We believe that our operating activities in 2004 will be sufficient to fulfill our obligations as they become due in the normal course of business.

We have no material commitments for capital expenditures. Capital expenditures in the quarter ended March 31, 2004 were $69,832. We may require additional facilities and support equipment if our growth rate continues at the current rate.

We have not filed our 2003 and 2002 Federal and State of Utah income tax returns. Combined current income taxes payable for these periods are currently estimated to be $224,306 and $513,936, respectively. Interest and penalties have been recorded in the amount of approximately $240,698.

We currently do not have a stock option or stock purchase plan. We also currently do not have any employee benefit plans that would require the use of our securities.

EPMG TRANSACTION AND POSSIBLE FUTURE EFFECTS

On September 26, 2003, counsel representing the former principals of EPMG, Inc., who are currently employees of EPMG, Inc., notified the Company that they were allegedly entitled to rescind the Company's 2001 acquisition of EPMG, Inc., which was accomplished in a stock-for-stock exchange, accounted for as a purchase business combination. The notification alleges that the former principals were defrauded in connection with the Company's acquisition of EPMG, Inc. and that they would seek litigation to effect a rescission of the 2001 purchase. On January 2, 2004, the Company and these former principals entered into a Memorandum of Understanding that provides for the settlement of the principals' claims through exchange of certain operating assets of EPMG for the Company's common stock previously issued in connection with the merger.

The former principals have had the right since March 15, 2004 to terminate their obligations under the Memorandum of Understanding, but have not notified the Company of their intent to do so. As of May 21, 2004, the parties were in the process of renegotiating certain elements of the proposed transaction in an effort to reach mutually agreeable terms. The former principals are currently employed by EPMG, which corporate entity contributes the majority of our consolidated revenues.

In the event that the final settlement is executed with the type of transaction described in the Memorandum of Understanding, dated January 2, 2004, the Company's operations will be significantly curtailed and the Company's consolidated assets will be significantly diminished.

The Company does not believe that the current expected terms of the settlement will result in reporting the EPMG, Inc. component as a discontinued operation in future reports. The criteria for reporting the EPMG, Inc. results as discontinued include the requirement that the Company will not have any significant continuing involvement in the operations of EPMG, Inc. after the disposition date. Since the current expected settlement arrangement provides for a continuing business relationship and exchange of products and services, this criteria has not been achieved.

OFF BALANCE-SHEET ARRANGEMENTS

The Company has no material off-balance sheet arrangements as of March 31, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

(a)   As of March 31,  2004,  the Chief  Executive  Officer and Chief  Financial
      Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

(b) There were no changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

Effective January 2, 2004, the Company, EPMG, and Garn and Willis entered into a Memorandum of Understanding ("MOU") relating this matter. In the MOU, the parties agree to an adjustment of the business of EPMG and the establishment of an ongoing business relationship as described therein as a complete settlement of the disputed claims among them. The MOU provides, among other things, that the Company will cause EPMG to transfer certain assets to the Company and the Company will assume certain liabilities from EPMG and that, at closing, the Company will transfer 100% of the EPMG stock to

Garn and Willis in exchange for all of the capital stock of the Company owned by Garn and Willis. The MOU provides that a final Settlement and Reorganization Agreement will be prepared to implement the MOU. Under the MOU, the Company has engaged a qualified investment bank satisfactory to Garn and Willis to render a fairness opinion on the agreement. The MOU requires that the parties will work in good faith to complete closing within 30 days of the issuance of a fairness opinion. The parties are currently renegotiating certain elements of the transaction to ensure that fairness opinion will be obtainable for the transaction. Should the proposed transaction not be completed the Company may face litigation which could negatively impact its operations.


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

     b. Reports on Form 8-K

       During the period covered by this report, the Company filed the following reports on Form 8-K:

                On January 9th, 2004, the Company filed a Current Report on Form 8-K under Item 5 (Other Events and Regulation FD Disclosure) reporting that the Company, its subsidiary Energy Professional Marketing Group, Inc., and former officers and directors James Randolph Garn and Ethan Andrew Willis, had entered into a Memorandum of Understanding ("MOU") relating to certain claims previously made by Garn and Willis against the Company and others.

                On February 4th, 2004, the Company filed a Current Report on Form 8-K under Item 4 (Changes in Registrant's Certifying Accountant) reporting the Company's dismissal of Robison, Hill & Co. ("Robison") as independent auditors for the Company and its subsidiaries.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               INNOVATIVE SOFTWARE TECHNOLOGIES, INC.


DATE:    May 24, 2004
                               ------------------------------------------
                               Douglas S. Hackett
                               President, Chief Executive Officer, and Director



                               ------------------------------------------
                               Linda W. Kerecman
                               Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                                 Description
-------                                -----------

31.1 Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.

32.2 Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.