Form 10QSB
period 2004-06-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2004-08-23
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       Commission File Number: 000-1084047

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

             California                                   95-4691878
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

   204 NW Platte Valley Drive, Riverside, MO                       64150
   (Address of Principal Executive Offices)                      (Zip Code)


                                 (816) 584-8030 (Registrant's  Telephone Number,
              Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, $.001
                                                             par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     There were 53,112,424 shares of common stock, $0.001 par value, outstanding as of August 23, 2004.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2004


                                TABLE OF CONTENTS


                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2004
     (Unaudited) and December 31, 2003........................................3

     Condensed Consolidated Statements of Operation (Unaudited)
     for the Three and Six Months Ended June 30, 2004 and 2003................4

     Condensed Consolidated Statements of Cash Flow (Unaudited)
     for the Six Months Ended June 30, 2004 and 2003..........................5

     Notes to the Condensed Consolidated Financial Statements
     (Unaudited)..............................................................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................13

Item 3.  Controls and Procedures.............................................18


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................19

Item 3.  Defaults upon Senior Securities.....................................20

Item 6.  Exhibits and Reports on Form 8-K....................................20

Signatures    ...............................................................21

Index to Exhibits............................................................22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                        (UNAUDITED)
                                                          JUNE 30,      DECEMBER 31,
                                                            2004             2003
                                                        ------------    ------------

                                     ASSETS

CURRENT ASSETS

    Cash                                                $  4,959,208    $  3,890,929
    Accounts receivable:
    Merchant accounts receivable                           1,159,882       1,104,051
    Other receivables                                         15,215         101,590
    Notes receivable, net of allowance
       for doubtful accounts of $359,018
         and $454,529 respectively                         1,315,964         949,891
    Inventory                                                 48,602          48,291
    Prepaid expenses and other current assets                463,832          15,986
    Deferred income taxes                                    457,890         457,890
                                                        ------------    ------------
    TOTAL CURRENT ASSETS                                   8,420,593       6,568,628
                                                        ------------    ------------
PROPERTY AND EQUIPMENT, NET                                  597,934         574,291
GOODWILL                                                   1,088,686       1,088,686
DEFERRED INCOME TAXES                                         17,688          17,688
DEPOSITS                                                      53,965          43,965
                                                        ------------    ------------
    TOTAL ASSETS                                        $ 10,178,866    $  8,293,258
                                                        ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

    Accounts payable and accrued expenses               $  5,129,534    $  3,342,084
    Deferred revenue                                       1,305,437       1,857,247
    Accrued income taxes                                   1,088,795         822,533
    Current maturities of capital lease obligations           58,689          67,049
                                                        ------------    ------------
    TOTAL CURRENT LIABILITIES                              7,582,455       6,088,913
CAPITAL LEASE OBLIGATIONS                                    110,585         126,336
                                                        ------------    ------------
    TOTAL LIABILITIES                                      7,693,040       6,215,249
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)                            --              --

STOCKHOLDERS' EQUITY

    Series A preferred stock; issued and outstanding,
     1,650,500 shares                                      1,650,500       1,650,500
    Series B preferred stock; issued and outstanding,
      428,491 shares                                         448,491         448,491
    Common stock - authorized, 100,000,000 shares of
     $.001 par value; issued
      and outstanding, 52,897,186                             52,897          52,897
    Additional paid-in capital                            13,163,749      13,163,749
    Accumulated deficit                                  (12,829,811)    (13,237,628)
                                                        ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                             2,485,826       2,078,009
                                                        ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 10,178,866    $  8,293,258
                                                        ============    ============


                             See accompanying notes.

                                   INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                                 FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                         JUNE 30,
                                               -----------------------------    ----------------------------
                                                                 (RESTATED)                      (RESTATED)
                                                   2004             2003            2004            2003
                                               ------------     ------------    ------------    ------------
REVENUE

     Services revenue                          $  4,063,888                     $  7,565,830
     Product sales                                3,200,204                        8,953,324
     Other revenue                                  354,001                          748,329
                                               ------------                     ------------
     TOTAL REVENUE                                7,618,093     $  6,992,995      17,267,483    $ 12,572,203

COST OF REVENUE

     Cost of services revenue                     1,995,586                        3,492,050
     Cost of product sales and other revenue      1,594,430                        4,609,625
                                               ------------                     ------------
     TOTAL COST OF REVENUE                        3,590,016        3,515,533       8,101,675       6,062,425
                                               ------------     ------------    ------------    ------------

GROSS PROFIT                                      4,028,077        3,477,462       9,165,808       6,509,778
                                               ------------     ------------    ------------    ------------

OPERATING EXPENSES

     General and administrative                   1,601,454        1,763,167       4,525,179       3,504,324
     Commissions and other selling expenses       2,193,531        1,611,699       4,078,989       3,066,817
                                               ------------     ------------    ------------    ------------
     TOTAL OPERATING EXPENSES                     3,794,985        3,374,866       8,604,168       6,571,141
                                               ------------     ------------    ------------    ------------
INCOME FROM OPERATIONS                              233,092          102,596         561,640         (61,363)
                                               ------------     ------------    ------------    ------------

OTHER INCOME (EXPENSES)

Interest and penalties on late tax payments         (23,340)         (73,000)        (45,088)        (73,000)
Other income                                         34,053           30,760          87,567          74,872
Interest income, deposits                             5,485           18,444          10,969          35,831
Interest income, financing arrangements              31,879               --          64,070              --
Interest expense                                     (1,548)         (13,668)         (5,075)        (13,668)
                                               ------------     ------------    ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)                    46,529          (37,464)        112,443          24,035
                                               ------------     ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                          279,620           65,132         674,083         (37,328)

INCOME TAXES                                       (110,449)         (55,000)       (266,262)         70,000
                                               ------------     ------------    ------------    ------------

NET INCOME                                          169,171           10,132         407,821          32,672

UNDECLARED PREFERRED STOCK DIVIDENDS                (20,790)              --         (41,580)             --
                                               ------------     ------------    ------------    ------------

INCOME APPLICABLE TO COMMON STOCKHOLDERS       $    148,381     $     10,132    $    366,241    $     32,672
                                               ============     ============    ============    ============

BASIC INCOME PER COMMON SHARE                  $       0.00     $       0.00    $       0.01    $       0.00
                                               ============     ============    ============    ============

DILUTED INCOME PER COMMON SHARE                $       0.00     $       0.00    $       0.01    $       0.00
                                               ============     ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

USED IN BASIC PER SHARE CALCULATION              52,897,186       52,870,136      52,897,186      52,821,170
                                               ============     ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

USED IN DILUTED PER SHARE CALCULATION            57,188,189       52,870,136      57,188,189      52,821,170
                                               ============     ============    ============    ============


                                           See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)




                                                           FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                       --------------------------
                                                                      (RESTATED)
                                                           2004          2003
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                      $   407,820    $    32,672
Adjustments to reconcile net income to
   net cash provided by operating activities
  Depreciation and amortization                            166,123         45,093
  Prepaid non-cash compensation and expenses                    --         62,250
  Non-cash expenses                                             --         30,667
  Net change in operating assets and liabilities
    Merchant account receivables                           (55,832)            --
    Other receivables                                       86,373        (28,308)
    Inventory                                                 (311)          --
    Prepaid expenses and other current assets             (457,845)      (225,103)
    Accounts payable and accrued expenses                1,787,449        221,684
    Deferred revenue                                      (551,810)        97,392
    Accrued income taxes                                   266,262             --
                                                       -----------    -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                 1,648,229        236,347
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Change in notes receivable from financed sales          (366,073)            --
  Capital expenditures                                    (174,574)      (104,181)
                                                       -----------    -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                  (540,647)      (104,181)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from borrowing under note payable                    --          8,085
  Repayments under line of credit agreement                     --        (36,142)
  Payments on capital lease obligations                    (39,303)       (46,859)
                                                       -----------    -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                   (39,303)       (74,916)
                                                       -----------    -----------

NET INCREASE IN CASH                                     1,068,279         57,251

CASH AT BEGINNING OF PERIOD                              3,890,929      1,338,345
                                                       -----------    -----------

CASH AT END OF PERIOD                                  $ 4,959,208    $ 1,395,596
                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Issuance of Series B Preferred Stock as Compensation   $        --    $    20,000
                                                       ===========    ===========
Property and equipment acquired under capital leases   $    15,192    $        --
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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  ORGANIZATION,   BASIS  OF  PRESENTATION,  AND  CERTAIN  INTERIM  ACCOUNTING
     POLICIES

     (a)  Organization and Description of Business:

          Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of California in May 1998. The Company together with its wholly-owned subsidiaries is engaged in the development, marketing and delivery of business-type educational programs, generally to individuals, throughout the United States of America. The Company's educational programs combine both self-training and coaching by Company employees. During the quarterly period ended June 30, 2004, the Company's educational programs were concentrated in two product lines, Real Estate and Internet Marketing, which together comprised approximately 94% of second quarter 2004 revenues.

     (b)  Basis of Presentation:

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 2004, and the results of their operations for the three and six months ended June 30, 2004 and June 30, 2003, and the cash flows for the six months ended June 30, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2003 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     (e)  Earnings Per Common Share:

          Basic net income per common share is computed by dividing (i) the net income (loss), as adjusted for the effects of cumulative dividends on the Series A and B Preferred Stock by (ii) the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed similarly but includes the effects of dilutive securities in the denominator. The diluted income per common share for the quarterly period ended June 30, 2004 includes the effects of 6,712,919 common shares into which the Company's Series A and Series B Convertible Preferred Stock is convertible on an if-converted basis. The following table reflects the components of the basic and diluted income per common share for the quarterly and six month periods ended June 30, 2004 and 2003:


                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                -------------------------   -------------------------
                                                   2004           2003         2004           2003
                                                -----------   -----------   -----------   -----------
Basic:

   Income applicable to common stockholders     $   148,381   $    10,132   $   366,241   $    32,672
                                                ===========   ===========   ===========   ===========
   Weighted average common shares outstanding    52,897,186    52,870,136    52,897,186    52,821,170
                                                ===========   ===========   ===========   ===========
   Basic income per common share                $      0.00   $      0.00   $      0.01   $      0.00
                                                ===========   ===========   ===========   ===========

Diluted:

   Income applicable to common stockholders     $   148,381   $    10,132   $   366,241   $    32,672
   Plus: Undeclared preferred stock dividends        20,790             0        41,580             0
                                                -----------   -----------   -----------   -----------
   Adjusted numerator                           $   169,169   $    10,132   $   407,820   $    32,672
                                                ===========   ===========   ===========   ===========

   Weighted average number of shares             52,897,186    52,870,136    52,897,186    52,821,170
   Shares convertible from preferred stock        6,712,919    17,478,701     6,712,919    17,478,701
                                                -----------   -----------   -----------   -----------
   Adjusted denominator                          59,610,105    70,348,837    59,610,105    70,299,871
                                                ===========   ===========   ===========   ===========

   Diluted income per common share              $      0.00   $      0.00   $      0.01   $      0.00
                                                ===========   ===========   ===========   ===========


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(2)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                 JUNE 30,     DECEMBER 31,
                                                    2004         2004
                                                -----------   -----------
Accrued sales splits to lead providers          $   900,595   $ 1,255,770
Accrued wages and other                           1,846,298       773,707
Reserves for returns and refunds                    943,002       742,568
Accounts payable                                  1,177,194       351,089
Interest and penalties on late tax payments         262,446       218,950
Credit facility (a)                                      --         3,440
                                                -----------   -----------
                                                $ 5,129,534   $ 3,345,524
                                                ===========   ===========


     (a) The Company has a credit facility that provides for borrowings up to $50,000, with interest at Prime Rate, plus 2%.

(3)  STOCKHOLDERS' EQUITY

     (a)  Convertible Preferred Stock:

          As of June 30, 2004, the Company had 25,000,000 shares of preferred stock authorized and has 1,650,500 shares of Series A Preferred issued and outstanding and 428,491 shares of Series B Preferred issued and outstanding. The Series A and Series B Preferred Stock (collectively "Preferred Stock") have the same terms and conditions. The Preferred Stock is (i) entitled to cumulative dividends at a rate of 4.0% of the liquidation value ($1.00 per share), (ii) convertible at any time into common stock at a rate of 95% of the average closing market price of the common stock for five days preceding conversion (6,712,919 and 8,105,228 common shares as of June 30, 2004 and December 31, 2003, respectively), (iii) redeemable at any time by the Company for $1.00 per share, and (iv) entitled to one vote per share.

          As of June 30, 2004 and December 31, 2003, the Company had cumulative, undeclared dividends in arrears on the Preferred Stock of $103,500 and $82,510, respectively.

(4)  RELATED PARTY TRANSACTIONS

     During the periods shown, the Company purchased sales leads from Education Success Institute, Inc. (ESI), which is owned by two individuals who were employees of the Company during such periods. The cost of sales leads purchased during the six months ended June 30, 2004, which is based upon a percentage of revenue, amounted to $3,927,171. In addition, during the periods shown, ESI subleases office space from the Company. Sub-rental receipts amounted to $700 each month during such periods. See Note 5.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(5)  COMMITMENTS AND CONTINGENCIES

     (a)  Leases:

          Future minimum lease payments under noncancelable operating leases (with initial terms in excess of one year) and future minimum capital lease payments as of June 30, 2004 are as follows:

                                                  CAPITAL      OPERATING
          Year ending December 31:                 LEASES       LEASES
                                                -----------   -----------
          Six months ending December 31, 2004        43,268       152,931
          2005                                       70,717       174,426
          2006                                       48,066        37,467
          2007                                       28,772             0
                                                -----------   -----------
          Total noncancelable lease payments        190,823       364,823
                                                              ===========
          Less amount representing interest          21,549
                                                -----------
                                                    169,274
                                                ===========

          Principal amount due in one year           58,689
          Principal amount due after one year       110,585
                                                -----------
                                                $   169,274
                                                ===========

          Rent expense under all operating leases for the quarter ended June 30, 2004 was $152,931. This amount was exclusive of $4,200 of sub-lease payments received from a related party. See Note 4.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     (f)  Litigation:

          None.

     (g)  Income Tax Returns:

          The Company has not filed its 2003 and 2002 Federal and State of Utah income tax returns. Combined current income taxes payable for these periods are currently estimated to be $224,306 and $513,936, respectively. Interest and penalties through June 30, 2004 have been recorded in the amount of approximately $262,446. The Company has engaged an accountant who is in the process of preparing its past due returns.

(6)  UNAUDITED QUARTERLY RESTATEMENTS.

     The following table reflects the quarterly net income of the Company as previously reported by the Company in its quarterly report on Form 10-QSB for the quarter ended June 30, 2003 and as restated for the matters discussed below:

                                                       JUNE 30, 2003

                                                -------------------------
                                                THREE MONTHS  SIX MONTHS
                                                    ENDED        ENDED
                                                -----------   -----------
     Net income (loss) before adjustments       $   252,711   $   352,608
     Reserve for notes receivable (a)               (78,000)     (308,000)
     Deferred revenue (b)                            (5,000)       81,000
     Stock compensation (c)                         (31,579)      (89,936)
     Penalties and interest (d)                     (73,000)      (73,000)
     Income taxes (e)                               (55,000)       70,000
                                                -----------   -----------
     Net income (loss), adjusted                $    10,132   $    32,672
                                                ===========   ===========

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     (d) There was no adjustment to reflect the allocation of the penalties and interest for non-payment of the Company's 2002 Federal and state income taxes. Amounts that were recorded in the fourth quarter were allocated to the second and third quarters of 2003.

     (e) This adjustment includes the tax effects for the aforementioned adjustments, plus the allocation of income taxes to the quarterly periods based upon the effective tax rate applicable to the year ended December 31, 2003.

     The Company intends to amend its previous filing on Form 10-QSB for the quarterly period ended June 30, 2003 for these matters.

(7)  SUBSEQUENT EVENTS.

     On July 2, 2004, Innovative Software Technologies, Inc. (the "Company") entered into a Settlement Agreement with James R. Garn, Ethan W. Willis, and Ethan and Randy, LC (the "Settlement Agreement") pursuant to which the parties agreed to settle all disputes between them, including all disputes relating to the Company's 2001 acquisition from Garn and Willis of the outstanding stock of Energy Professional Marketing Group, Inc. ("EPMG").

     Under the terms of the Settlement Agreement, Garn and Willis (the "Principals") have surrendered to the Company all of their shares of capital stock of the Company, comprising 6,784,762 shares of common stock, 1,200,500 shares of Series A Preferred Stock, and 80,000 shares of Series B Preferred Stock, in exchange for certain assets of EPMG. These assets include EPMG's rights under certain credit card processing contracts (including receivables relating to reserves under those contracts in the amount of approximately $1,000,000), substantially all of the tangible fixed assets of EPMG's Utah facility, and certain intangible assets of EPMG, such as specified website domain names, software, and customer lead data.

     The Settlement Agreement also sets forth certain agreements and covenants relating to the relationship between the parties on a going-forward basis and the parties' respective businesses activities, including the following:

o The Company and an entity controlled by the Principals have entered into agreements providing for the reciprocal supply of products and customer leads to each other on a going-forward basis.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


o A company controlled by the Principals has agreed to assume all of EPMG's outstanding service obligations to EPMG's coaching customers in consideration of the payment of service fees by the Company totaling $425,000.

o A newly created company controlled and owned by the Principals has assumed the lease of EPMG's facility in Provo, Utah, and substantially all employees at such facility have transferred their employment to such newly created company. Pursuant to the Settlement Agreement, the Company has released all such employees from their non-compete obligations to the Company.

o The Company has agreed to refrain from soliciting the services of certain lead providers for a six-month period of time and from marketing to current active coaching customers for 120 days following the Settlement Agreement.

     Pursuant to the Settlement Agreement, the Company, the Principals, and their respective affiliates have entered into mutual waivers and releases relating to any and all claims that they may have had against one another other at any time through the date of the Settlement Agreement. Subsequent to the settlement, EPMG will remain a wholly owned subsidiary of the Company and, together with the Company, will focus on growing its business through its traditional coaching and mentoring products, new software products relating to improving the efficiency of small businesses, and future planned software products targeting the IT departments of medium and large businesses.

     The Company recorded the settlement on the effective date of the settlement. No gain or loss arose from the settlement pursuant to generally accepted accounting principles which requires a company's receipt of its own securities in such transactions to be treated as transactions affecting only stockholders' equity. In addition, the Company has concluded that the transaction does not meet the conditions for treatment of EPMG as a discontinued operation due to the fact that continuing agreements between the Company and EPMG for cross selling of each others products and services rise to the level of the Company's significant continuing involvement in the operations of the disposed component.

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

OVERVIEW

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three and six months ended June 30, 2004 and 2003. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

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

Allowances for Doubtful Accounts

Our net notes receivable amounted to $1,315,964 as of June 30, 2004 and relate to product financing arrangements entered into with our clients. These notes are unsecured, bear interest at 15% and have terms ranging between one and two years. The Company has not and does not intend to sell or otherwise transfer these receivables.

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

Services Revenues: The Company's educational offering includes multiple sessions with a Company employed coach. We recognize services revenue pro rata as coaching/training sessions are rendered. Deferred revenue represents the price of future coaching sessions that students have paid for ($3,150,600), less the applicable commissions to lead generators and content providers ($1,228,739) and sales commissions ($616,424).

Our obligation to provide coaching and training ceases one year following the sale. Refunds for unused courses are not provided for in the sales arrangement with the student. However, the Company offers refunds in certain circumstances for which a history has been developed to estimate and reserve such amounts.

RESULTS OF OPERATIONS

Three and six month periods ended June 30, 2004 and June 30, 2003.

Revenues

Revenues for the three months ended June 30, 2004 and 2003 were $7,618,093 and $6,992,995, respectively, which represents a 9% increase. Revenues for the six months ended June 30, 2004 were $17,267,483, and $12,572,203, respectively, which represents a 37% increase. The Company's principal source of revenue for the three months ended June 30, 2004 and 2003 consisted of business education and coaching services. Revenues increased substantially in the first quarter 2004 (73% over the first quarter of 2003) as a result of increasing the sales staff and focusing on the offerings that, based upon our accumulated experience, have the higher sales rate among our targeted customer base. The slow down in sales during the second quarter 2004 resulted from operations being hampered by the continued negotiations between the former principals of EPMG and the Company and the efforts to split the Utah operations of our EPMG subsidiary.

We record revenues for multimedia education materials (product sales) upon delivery of the material to our students. We record revenues for coaching sessions rendered and we defer revenue for coaching sessions that are paid for but have not yet been rendered. Our total services revenue deferral as of June

30, 2004 was  $3,150,600  compared to $4,461,883 as of December 31, 2003.  These deferred revenues are partially offset by lead splits and sales commissions paid when funds are received. Our deferral as of June 30, 2004 was less than the amount deferred as of December 31, 2003 as the number of open coaching sessions decreased.

Substantially all of our revenues through June 30, 2004 were derived from our EPMG subsidiary. On September 26, 2003, legal counsel representing the former principals of EPMG, who are currently employees of our EPMG subsidiary, notified us with an allegation that they were entitled to rescind the 2001 acquisition of EPMG. The notification alleged that the former principals were defrauded in connection with our acquisition of EPMG, Inc. and that they would seek litigation to effect a rescission of the 2001 purchase.

On July 2, 2004, the Company entered into a Settlement Agreement with the former principals of EPMG pursuant to which the parties agreed to settle all disputes between them. Under the terms of the Settlement Agreement, the former principals have surrendered to the Company all of their shares of capital stock of the Company, comprising 6,784,762 shares of common stock, 1,200,500 shares of Series A Preferred Stock, and 80,000 shares of Series B Preferred Stock, in exchange for certain assets of EPMG. These assets include EPMG's rights under certain credit card processing contracts (including receivables relating to reserves under those contracts in the amount of approximately $1,000,000), substantially all of the tangible fixed assets of EPMG's Utah facility, and certain intangible assets of EPMG, such as specified website domain names, software, and customer lead data. (See Form 8-K report filed on July 19, 2004.)

Cost of Sales and Margins

Cost of sales for the three months ended June 30, 2004 and 2003 were $3,590,016 and $3,515,533, respectively, representing gross margins of 52.9% and 49.7%, respectively. For the six months ended June 30, 2004 and 2003, cost of sales were $8,101,675 and $6,062,425 respectively, representing gross margins of 53.1% and 51.8%, respectively. Cost of sales include (i) the cost of the multimedia educational materials that we ship to our students, (ii) the wages paid to our coaches and (iii) the commissions that we pay to lead sources. Our increased gross profit margins reflect slight decreases in our lead split and fulfillment costs.

Selling Expenses

Selling expenses for the three months ended June 30, 2004 and 2003 were $2,193,531 (28.8% of revenue) and $1,611,699 (23.0% of revenue), respectively.
Selling expenses for the six months ended June 30, 2004 and 2003 were $4,078,989 (23.6% of revenue) and $3,066,817 (24.4% of revenue), respectively. Selling expenses consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The overall increase in selling expenses is attributed to the increase in sales of products and services.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2004 and 2003 were $1,601,454 (21.0% of revenue) and $1,763,167 (25.2% of revenue), respectively. General and administrative expenses for the six months ended June 30, 2004 and 2003 were $4,525,179 (26.2% of revenue) and $3,504,324 (27.9% of revenue), respectively. General and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company. The decrease in general and administrative expenses was attributable to lower legal fees.

Other Income (Expense)

Other income, net of other expenses for the three months ended June 30, 2004 and 2003 was $46,529 and $(37,464), respectively. For the six months ended June 30, 2004 and 2003, other income, net of other expenses was $112,443 and $24,035, respectively. The increase is principally attributable to the increase in interest on our financing notes receivable of $64,070 offset by the recognition of $45,088 in interest and penalties on late tax payments, for the six months ended June 30, 2004.

Income Taxes

Our income tax provision amounted to $266,262 for the period ended June 30, 2004 and a benefit of $70,000 for the period ended June 30, 2003. For purposes of interim financial reporting, the Company projects its effective income tax rate for the entire fiscal year (39.5% for the six month period ended June 30, 2004), taking into account all taxing jurisdictions, and applies such rate to interim pre-tax income. Changes in the projected effective tax rate in future quarters, if any, are accounted for prospectively in the period of change. Our income tax for the quarterly period ended June 30, 2003 was different than the statutory rates applicable to our taxing jurisdictions because of valuation allowances and non-deductible permanent differences (primarily income tax penalties).

Net Income

Our net income for the three and six months ended June 30, 2004 amounted to $169,171 and $407,821, respectively, compared to $10,132 and $32,672 for the three and six months ended June 30, 2003. These increases were attributable to the matters discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004 we had current assets of $8,420,593, which represents an increase of $1,851,964 over current assets as of December 31, 2003. Much of the increase is attributable to an increase in cash. At June 30, 2004 we had cash on hand of $4,959,208, which represents an increase of $1,068,279 over the balances as of December 31, 2003. Other material increases in current assets resulted from notes receivable and deferred income taxes. Notes receivable of $1,315,964, as of June 30, 2004 is net of our estimated reserve of $359,018 for bad debts. Gross notes receivable were $1,602,982 as of June 30, 2004 compared to $1,507,358 as of June 30, 2003.

At June 30, 2004 we had current liabilities of $7,582,455, which represents an increase of $1,493,542 over current liabilities as of December 31, 2003. Our current liabilities include significant amounts associated with deferred revenue, commissions and reserves for returns. These accounts require complex subjective estimates. Our net deferred revenue of $1,305,437, which will not require cash outlays, decreased $551,810 from the balance as of December 31, 2003. This decrease is attributable to our increase in our number of coaches and associated coaching sessions completed. We are liable for commissions to our sales force and to lead providers. These commissions payable, included as a component of accounts payable and accrued liabilities, are $1,746,892 as of June 30, 2004.

As June 30, 2004 our working capital increased to $838,139 from $479,176 as of December 31, 2003. We believe that our operating activities in 2004 will be sufficient to fulfill our obligations as they become due in the normal course of business.

We have no material commitments for capital expenditures. Capital expenditures in the quarter and six months ended June 30, 2004 were $119,934 and $189,766, respectively. We may require additional facilities and support equipment if our growth rate continues at the current rate.

We have not filed our 2003 and 2002 Federal and State of Utah income tax returns. Combined current income taxes payable for these periods are currently estimated to be $224,306 and $513,936, respectively. Interest and penalties have been recorded in the amount of approximately $262,446. The Company has engaged an accountant who is in the process of preparing its past due returns.

We currently do not have a stock option or stock purchase plan. We also currently do not have any employee benefit plans that would require the use of our securities.

EPMG TRANSACTION AND POSSIBLE FUTURE EFFECTS

On September 26, 2003, counsel representing the former principals of EPMG, Inc., who were then employees of EPMG, Inc., notified the Company that they were allegedly entitled to rescind the Company's 2001 acquisition of EPMG, Inc., which was accomplished in a stock-for-stock exchange, accounted for as a purchase business combination. The notification alleged that the former principals were defrauded in connection with the Company's acquisition of EPMG, Inc. and that they would seek litigation to effect a rescission of the 2001 purchase.

On July 2, 2004, the Company entered into a Settlement Agreement with the former principals pursuant to which the parties agreed to settle all disputes between them. Under the terms of the Settlement Agreement, the former principals have surrendered to the Company all of their shares of capital stock of the Company, comprising 6,784,762 shares of common stock, 1,200,500 shares of Series A Preferred Stock, and 80,000 shares of Series B Preferred Stock, in exchange for certain assets of EPMG. These assets include EPMG's rights under certain credit card processing contracts (including receivables relating to reserves under those contracts in the amount of approximately $1,000,000), substantially all of the tangible fixed assets of EPMG's Utah facility, and certain intangible assets of EPMG, such as specified website domain names, software, and customer lead data. (See Form 8-K report filed on July 19, 2004.)

OFF BALANCE-SHEET ARRANGEMENTS

The Company has no material off-balance sheet arrangements as of June 30, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

(a) As of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

Garn & Willis Settlement

On September 26, 2003, counsel representing the former principals of EPMG, Inc., who were then employees of EPMG, Inc., notified the Company that they were allegedly entitled to rescind the Company's 2001 acquisition of EPMG, Inc., which was accomplished in a stock-for-stock exchange. The notification alleged that the former principals were defrauded in connection with the Company's acquisition of EPMG, Inc. and that they would seek litigation to effect a rescission of the 2001 purchase.

On July 2, 2004, the Company entered into a Settlement Agreement with the former principals pursuant to which the parties agreed to settle all disputes between them. Under the terms of the Settlement Agreement, the former principals have surrendered to the Company all of their shares of capital stock of the Company, comprising 6,784,762 shares of common stock, 1,200,500 shares of Series A Preferred Stock, and 80,000 shares of Series B Preferred Stock, in exchange for certain assets of EPMG. These assets include EPMG's rights under certain credit card processing contracts (including receivables relating to reserves under those contracts in the amount of approximately $1,000,000), substantially all of the tangible fixed assets of EPMG's Utah facility, and certain intangible assets of EPMG, such as specified website domain names, software, and customer lead data. (See Form 8-K report filed on July 19, 2004.)

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

          b.   Reports on Form 8-K

          During the period covered by this report, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INNOVATIVE SOFTWARE TECHNOLOGIES, INC.


Date:  August 23, 2004                    /s/ Peter M. Peterson
                                          --------------------------------------
                                          Peter M. Peterson
                                          Chief Executive Officer


                                          /s/ Christopher J. Floyd
                                          --------------------------------------
                                          Christopher J. Floyd
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT

NUMBER    DESCRIPTION
-------   ----------------------------------------------------------------------

10.1 Employment Contract for Peter M. Peterson, Chief Executive Officer of Innovative Software Technologies, Inc.

10.2 Employment Contract for Christopher J. Floyd, Chief Financial Officer, Vice President Finance, and Corporate Secretary of Innovative Software Technologies, Inc.

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