Form 10QSB/A
period 2003-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2004-10-26
CIK 1084047

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB/A
                               (Amendment No. 1)

                                  -----------

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____________ to ____________

                       Commission File Number 000-1084047

                                  ------------

                     Innovative Software Technologies, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         California                                     95-4691878
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

   204 NW Platte Valley Drive
         Riverside, MO                                    64150
     (Address of Principal                             (Zip Code)
      Executive Offices)

                                 (816) 584-8030
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 53,297,958 shares of common stock, $0.001 par value, outstanding as of May 15, 2002.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

      Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited)
        and December 31, 2002..............................................    3

      Condensed Consolidated Statements of Operations (Unaudited) for the
        Three Months Ended March 31, 2003 and 2002.........................    4

      Condensed Consolidated Statements of Comprehensive Income for the
        Three Months Ended March 31, 2003 and 2002.........................    5

      Condensed Consolidated Statement of Stockholders' Equity/(Deficiency)
        (Unaudited) for the Three Months Ended March 31, 2003..............  6-7

      Condensed Consolidated Statements of Cash Flows (Unaudited) for the
        Three Months Ended March 31, 2003 and 2002.........................    8

      Notes to the Condensed Consolidated Financial Statements (Unaudited).    9

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   19

Item 3. Controls and Procedures............................................   22

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities..............................................   23

Item 6. Exhibits and Reports on Form 8-K...................................   23

Signatures.................................................................   24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   (Restated)
                                                                                    March 31,     December 31,
                                                                                      2003            2002
                                                                                  ------------    ------------
                                     ASSETS
Current Assets
    Cash                                                                         $  1,462,821    $  1,338,345
    Accounts receivable                                                                 6,678          14,700
    Other receivables                                                                  96,102          59,772
    Prepaid expenses                                                                   85,818          67,179
    Other current assets                                                              918,992         706,486
                                                                                 ------------    ------------
           Total Current Assets                                                     2,570,411       2,186,482
                                                                                 ------------    ------------

Property and Equipment, Net                                                           438,436         379,349
                                                                                 ------------    ------------
Other Assets
    Goodwill                                                                        1,088,686       1,088,686
    Other assets                                                                           --              --
    Deposit                                                                            42,656          48,698
                                                                                 ------------    ------------

        Total Assets                                                             $  4,140,189    $  3,703,215
                                                                                 ============    ============

                               Current Liabilities
    Note payable - Line of credit                                                $      4,518    $     40,660
    Current maturities of long-term debt                                               92,723          44,274
    Accounts payable and accrued expenses                                             755,156         861,366
    Deferred revenue                                                                  267,540         256,148
    Other current liabilities                                                         391,193          83,278
    Accrued income taxes                                                             (125,000)             --
    Reserve for sales returns and allowances                                          470,245         220,266
                                                                                 ------------    ------------
        Total Current Liabilities                                                   1,856,375       1,505,992
                                                                                 ------------    ------------

Long-term debt, net of current maturities                                                  --          87,223

Stockholders' Equity
    Preferred stock - no par; 25,000,000  shares authorized Series A preferred
        stock; 1,697,167 shares issued and outstanding; $1.00 stated value          1,650,500       1,650,500
    Series B preferred stock; 328,491 shares issued and outstanding;
        $1.00 stated value                                                            386,848         328,491
    Common stock - $0.001 par value; 52,897,186 shares authorized
        and 52,481,289 shares issued and outstanding, respectively                     52,848          52,481
    Additional paid-in-capital                                                     13,212,269      13,119,719
    Accumulated deficit                                                           (13,018,651)    (13,041,191)
                                                                                 ------------    ------------

Total Stockholders' Equity                                                          2,283,814       2,110,000
                                                                                 ------------    ------------

Total Liabilities and Stockholders' Equity                                       $  4,140,189    $  3,703,215
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

                     Innovative Software Technologies, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                              For the Three Months
                                 Ended March 31,

                                                  (Restated)
                                                     2003                2002
                                                 ------------        -----------

Sales                                            $  5,579,208        $ 2,794,696

Cost of Sales                                       2,546,892          1,122,455
                                                 ------------        -----------

Gross Profit                                        3,032,316          1,672,241
                                                 ------------        -----------

Operating Expenses
    Selling                                         1,455,118            600,891
    General and administrative                      1,741,157            742,070
                                                 ------------        -----------
    Loss on investment securities
    Non-recurring expenses
    Total Operating Expenses                        3,196,275          1,342,961
                                                 ------------        -----------

Income/(Loss) From Operations                        (163,959)           329,280
                                                 ------------        -----------

Other Income (Expense)
    Other income                                       44,112                 --

    Interest expense                                   17,387                 --
                                                 ------------        -----------
    Interest income
    Total Other Income (Expense)                       61,499                 --
                                                 ------------        -----------

Net Income Before Income Taxes                       (102,460)           330,982
                                                 ------------        -----------

Income Tax Expense                                    125,000            134,674
                                                 ------------        -----------

Net Income                                       $     22,540        $   196,308

Basic and Diluted Income per Share               $       0.00               0.00
                                                 ============        ===========

Weighted Average Number of Common
 Shares Outstanding Used in Per Share
 Calculation - Basic and Diluted                   52,675,733         48,287,416
                                                 ============        ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                              For the Three Months
                                 Ended March 31,

                                                  (Restated)
                                                     2003               2002
                                                 ------------       ------------

Net income/(loss)                                     $22,540         $ 196,308

Other comprehensive loss:

Unrealized loss on investments                             --          (423,396)
                                                 ------------       ------------

Other comprehensive income/(loss)

Comprehensive loss                                     22,540          (227,088)
                                                 ============       ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                            Preferred Stock Series A        Preferred Stock Series B          Common Stock
                                            Shares            Amount         Shares        Amount         Shares         Amount
                                          ----------       -----------       -------      --------      ----------      -------

Balance - December 31, 2001                1,850,000       $ 1,850,002       248,491      $248,491      48,285,283      $48,285

Issuance of Common stock
    for services provided                         --                --            --            --           4,000            4

Issuance of Common stock                          --                --            --            --          40,730           41

Issuance of Common stock
    for services provided                         --                --            --            --           6,125            6

Issuance of Common Stock
    for software                                  --                --            --            --          53,845           54

Issuance of Common stock                          --                --            --            --          24,375           24

Issuance of Common Stock
    for services provided                         --                --            --            --         291,250          291

Conversion of Series A Preferred
    Stock to Common Stock                   (199,500)         (199,500)           --            --       3,000,000        3,000

Issuance of Common stock
    for services provided                         --                --            --            --           5,000            5

Issuance of Common stock                          --                --            --            --          76,960           77

Issuance of Common stock                          --                --            --            --          23,169           23

Issuance of Common stock
    for services provided                         --                --            --            --          39,702           40

Series A Preferred Stock Dividend                 --                --            --            --         107,568          108

Series A Preferred Stock Dividend                 --                --            --            --          30,734           31

Series A Preferred Stock Dividend                 --                --            --            --         420,054          420

Series B Preferred Stock Dividend                 --                --            --            --          72,494           72

Issuance of Series B Preferred
    Stock for Executive Compensation              --                --        80,000        80,000              --           --

Unrealized loss on investments                    --                --            --            --              --           --

Unrealized loss on investments
    recognized in income due to
    other than temporary impairment               --                --            --            --              --           --

Net income for the year ended
ended December 31, 2002                           --                --            --            --              --           --
                                          ----------       -----------       -------      --------      ----------      -------

Balance - December 31, 2002                1,650,500       $ 1,650,500       328,491      $328,491      52,481,289      $52,481
                                          ==========       ===========       =======      ========      ==========      =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

(split table continued)

                                                                                  Retained
                                             Additional       Accumulated         Earnings            Total
                                              paid-in-       Comprehensive      (Accumulated       Stockholders'
                                              capital            Loss             Deficit)            Equity
                                             -----------      -----------       ------------       ------------
                                                                                 (Restated)         (Restated)
Balance - December 31, 2001                  $12,626,679      ($  204,354)      ($   290,941)      $ 14,278,160

Issuance of Common stock
    for services provided                         14,196               --                 --             14,200

Issuance of Common stock                          36,951               --                 --             36,992

Issuance of Common stock
    for services provided                         20,644               --                 --             20,650

Issuance of Common Stock
    for software                                   69,94               --                 --             70,000

Issuance of Common stock                          23,219               --                 --             23,243

Issuance of Common Stock
    for services provided                         21,553               --                 --             21,844

Conversion of Series A Preferred
    Stock to Common Stock                        196,500               --                 --                 --

Issuance of Common stock
    for services provided                            370               --                 --                375

Issuance of Common stock                          18,939               --                 --             19,016

Issuance of Common stock                           3,992               --                 --              4,015

Issuance of Common stock
    for services provided                          4,760               --                 --              4,800

Series A Preferred Stock Dividend                 13,892               --            (14,000)                --

Series A Preferred Stock Dividend                  3,969               --             (4,000)                --

Series A Preferred Stock Dividend                 54,250               --            (54,670)                --

Series B Preferred Stock Dividend                  9,859               --             (9,931)                --

Issuance of Series B Preferred
    Stock for Executive Compensation                  --               --                 --             80,000

Unrealized loss on investments                        --       (1,424,896)                --         (1,424,896)

Unrealized loss on investments
    recognized in income due to
        other than temporary impairment               --        1,629,250                 --          1,629,250

Net income for the year ended
    ended December 31, 2002                           --               --        (12,667,649)       (12,667,649)

Balance - December 31, 2002                  $13,119,719      $        --       ($13,041,191)      $  2,110,000
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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                              For the Three Months
                                 Ended March 31,

                                                                          (Restated)
                                                                             2003             2002
                                                                         -----------       ---------
Cash Flows From Operating Activities
    Net income/(loss)                                                    $    22,540       $ 196,308
    Adjustments to reconcile net income/(loss) to net cash
    provided by operating activities:
        Depreciation and amortization                                         45,093          17,166
        Allowance for doubtful accounts                                           --          12,000
        Prepaid non-cash executive compensation                               60,000              --
        Prepaid non-cash public relations expense                              2,250              --
        Stock base compensation                                               58,357              --
        Non-cash expenses                                                     30,667          14,200
        Changes in operating assets and liabilities:
        Accounts receivable                                                    8,022        (491,944)
        Prepaid expenses                                                     (18,639)          6,571
        Other receivables                                                    (36,330)          1,046
        Other current assets
        Other assets                                                        (212,506)       (280,940)
        Deposits                                                               6,042              --
        Accounts payable and accrued expenses                               (106,210)        284,569
        Other liabilities                                                    307,915              --
        Reserve for returns and allowances                                   249,979              --
        Deferred revenue                                                      11,392              --
        Accrued federal and state income tax                                (125,000)        134,674
                                                                         -----------       ---------

           Net Cash Provided by/(Used In) Operating Activities               303,572        (106,350)
                                                                         -----------       ---------

Cash Flows Used In Investing Activities
    Capital expenditures                                                    (104,181)       (126,677)
                                                                         -----------       ---------

           Net Cash Used In Investing Activities                            (104,181)       (126,677)
                                                                         -----------       ---------

Cash Flows From Financing Activities
    Issuance of common stock
    Proceeds from borrowings under line of credit                                 --          50,000
    Proceeds from borrowing under note payable                                 8,085          50,877
    Repayments under line of credit agreement                                (36,142)         50,877
    Repayments on notes payable                                              (46,859)         (1,917)
                                                                         -----------       ---------

           Net Cash (Used in)/Provided by Financing Activities               (74,916)         98,960
                                                                         -----------       ---------

Net Increase /(Decrease) in Cash and Cash Equivalents                        124,476        (134,067)

Cash and Cash Equivalents at Beginning of Year                             1,338,345         282,307
                                                                         -----------       ---------

Cash and Cash Equivalents at End of Period                               $ 1,462,821       $ 148,240
                                                                         ===========       =========

Supplemental Cash Flow Information:
    Unrealized loss on securities available for sale                     $        --       ($423,396)
                                                                         ===========       =========

Issuance common stock for software                                                         $
                                                                         ===========       =========

Issuance of common stock for services provided
                                                                         ===========       =========

    Issuance of Series B preferred stock for executive compensation      $    20,000       $      --
                                                                         ===========       =========

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

The purchase price for the acquisition of EPMG has been allocated on the fair value basis on the acquisition date as follows:

      Assets acquired:

      Goodwill                         $13,549,932
       Net assets acquired                  25,068
                                       -----------

            Total Assets Acquired      $13,575,000
                                       ===========

            Total Purchase Price       $13,575,000
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

                               INNOVATIVE SOFTWARE
                               TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

1. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

      o All business combinations initiated after June 30, 2001 must use the purchase method of accounting.
      o The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.
      o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
      o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.
      o Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
      o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

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

                               INNOVATIVE SOFTWARE
                               TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

1. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In April 2002,  the FASB  issued  SFAS No. 145 (SFAS  145).  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as otherexisting authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS 145 are effective for transactions occurring after May 15, 2002 while other are effective for fiscal years beginning after May 15, 2002. The Company does not expect SFAS 145 to have a material effect on its financial condition or results of operations.

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

                               INNOVATIVE SOFTWARE
                               TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

5. INVESTMENTS SECURITIES

All investment securities are classified as available-for-sale. These investment securities have been adjusted to their fair market value based upon quoted market prices. Unrealized holding gains and losses are reported as a separate component of stockholder's equity. The Company will regularly perform reviews of the fair value of its investment securities and assets whether there exists any other than temporary impairment.

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

                               INNOVATIVE SOFTWARE
                               TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           Investment                Cost      Gross    Unrealized  Estimated
           Securities                Basis     Gains     Losses     Fair Value
                                     ------    ------   ----------  ----------
March 31, 2003

  EnSurge, Inc. common stock         $   --    $   --   $       --  $       --
  Knowledge Transfer Systems, Inc.
  common stock                           --        --           --          --
  Knowledge Transfer Systems, Inc.
  preferred stock                        --        --           --          --
                                     ------    ------   ----------  ----------

                                     $   --    $   --   $       --  $       --
                                     ======    ======   ==========  ==========

           Investment                Cost      Gross    Unrealized  Estimated
           Securities                Basis     Gains     Losses     Fair Value
                                     ------    ------   ----------  ----------
December  31, 2002

  EnSurge, Inc. common stock
  Knowledge Transfer Systems, Inc.
  common stock                       $   --    $   --   $       --  $       --
  Knowledge Transfer Systems, Inc.
  preferred stock                        --        --           --          --
                                     ------    ------   ----------  ----------

                                     $   --    $   --   $       --  $       --
                                     ======    ======   ==========  ==========

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

NOTE C - INVESTMENT SECURITIES (CONTINUED)

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

NOTE D - PROPERTY & EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation as follows:

                                                       March 31,     December 31
                                                        2003             2002
                                                      ---------       ---------
Machinery and Equipment                               $ 282,603       $ 246,594
Furniture and Fixtures                                   56,594          51,683
Computer Software                                       251,958         190,624
Leasehold improvements                                   36,018          34,092
                                                      ---------       ---------

                                                        627,173         522,993
Less: Accumulated depreciation and amortization        (188,737)       (143,644)
                                                      ---------       ---------

Property and Equipment, Net                           $ 438,436       $ 379,349
                                                      =========       =========

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

                               INNOVATIVE SOFTWARE
                               TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                      March 31,    December 31,
                                                                                         2003         2002
                                                                                      ---------     ---------
Notes payable, financial institution, collaterized by telephone equipment, principal andimputed interest payable in monthly installments of $1,250 and $385
due in August 2004                                                                    $  24,899     $  20,469

Notes payable, financial institution, secured by a lien on certain furniture and equipment, principal and interest payable in monthly installments of $2,464 due
in July 2005                                                                             57,319        67,175

Notes payable, financial institution, collaterized by Vehicles, principal and accrued interest at 7.78% payable in monthly installments of principal and
imputed interest  maturing from $217 to $655 from November 2006 to February 2007         10,505        43,853
                                                                                      ---------     ---------
                                                                                         92,723       131,497
Less Current Maturities                                                                  92,723        44,274
                                                                                      ---------     ---------

Long-term - net of current maturities                                                 $      --     $  87,223
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

NOTE G - CAPITAL TRANSACTIONS (CONTINUED)

Stock issued for services - The Company issued 4,000 shares of its common stock at a fair market value of $3.55 per share in the first quarter 2002. In addition, the Company issued 6,125 shares of its common stock during the second quarter 2002 at fair market value of $3.37 per share.

Stock issued for services - The Company issued 91,250 and 5,000 shares of its common stock at a fair market value of $0.075 per share in the fourth quarter 2002. In addition, the Company issued 39,702 shares of its common stock during the fourth quarter 2002 at an average fair market value of $0.121 per share.

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

NOTE I - COMMITMENTS AND CONTINGENCIES

In March, May and September 2002, the Company entered into operating leases for certain office space. Future minimum lease payments under these operating leases as of December 31, 2002 are as follows:

     Year Ending December 31:
     2003                                                         197,998
     2004                                                         223,998
     2005                                                         168,499
     2006                                                          37,467
                                                                 --------

                   Total                                         $627,962
                                                                 ========

                               INNOVATIVE SOFTWARE
                               TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Results of Operations for the Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

Sales

Sales for the three months ended March 31, 2003 and 2002 were $5,579,208 and $2,794,696, respectively, which represents a 97% increase from the prior period. The Company's principal source of revenue for the three months ended March 31, 2003 consisted of product and service sales. The primary reason for the increase in sales can be attributed to the consolidation all of its administrative and accounting functions to the Provo, UT office in an effort to improve its fulfillment and shipping operations and improve corporate responsiveness. This has enabled the Utah office to greatly improve its ability to service its customers. In conjunction with this consolidation, the Company has hired additional sales and marketing associates which has also positively impacted sales in the first quarter 2003. Also, in first quarter 2003, the Company initiated the utilization of its training center in Orem, UT to assist its customers in maintaining and expanding their Internet presence. We believe that through consumer education and enhanced customer service, we can increase customer participation and generate significant internal growth.

                               INNOVATIVE SOFTWARE
                               TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Selling

Selling   expenses   for  the  three  months  ended  March  31,  2003  and  2002 were$1,455,118 and $600,891, respectively, representing an increase of 104%. These costs consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The main reason for the increase in selling costs can be attributed to the increase in sales of products and services from new and existing sales associates.

General and Administrative

General and administrative expenses for the three months ended March 31, 2003 and 2002 were $1,741,157 and $742,070, respectively, representing an increase of 127%. The Company's general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The primary reason for the increase in general and administrative costs was attributable to higher wages paid in the first quarter 2003.

Liquidity and Capital Resources

At March 31, 2003, cash was $1,462,821, an increase of $124,476 from December 31, 2002. Cash provided by operations was $303,572 for the three months ended March 31, 2003. The primary reason for the positive operating cash for the three months ended March 31, 2003, can be attributed to the Company's higher sales volume during the first three months of 2003. In addition, the Company experienced an increase in its deferred revenue for the three months ended March 31, 2003. The Company's higher sales volume regarding coaching sessions was the primary reason for the increase in deferred revenue. The Company also experienced non-cash prepaid expenses and non-cash expenditures of $92,916 during the current quarter, which also positively effected cash. The Company paid down its note payable and line of credit balances by $83,001 during the current quarter. The Company anticipates paying down additional notes payable amounts during 2003. Stockholders' equity amounts to $2,283,814 as of March 31, 2003.

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

                               INNOVATIVE SOFTWARE
                               TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Item 3.  Controls and Procedures

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

                               INNOVATIVE SOFTWARE
                               TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

a. Exhibits

      31.1 - CEO Certification

      31.2 - CFO Certification

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

                               INNOVATIVE SOFTWARE
                               TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Innovative Software Technologies, Inc.


Date: October 19, 2004                   /s/ Peter M. Peterson
                                         -------------------------------------
                                         Peter M. Peterson
                                         Chief Executive Officer and Director


                                         /s/ Christopher J. Floyd
                                         -----------------------------------
                                         Christopher J. Floyd
                                         Chief Financial Officer