Form 10QSB/A
period 2003-09-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2004-10-26
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

                                   (Mark One)
                    |X| QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                            204 NW Platte Valley Dr.
                               Riverside, MO 64150
                    (Address of principal executive offices)
                    ----------------------------------------

                                 (816) 584-8030
                           ---------------------------
                           (Issuer's telephone number)

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

                        QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited)
     and December 31, 2002...............................................     3

   Condensed Consolidated Statements of Operations (Unaudited) for the
     Three and Nine Months Ended September 30, 2003 and 2002..............    4

   Condensed Consolidated Statement of Stockholders' Equity/(Deficiency)
     (Unaudited) for the Nine Months Ended September 30, 2003............     5

   Condensed Consolidated Statements of Cash Flows (Unaudited) for the
     Nine Months Ended September 30, 2003 and 2002.......................     6

   Notes to the Condensed Consolidated Financial Statements (Unaudited)..     7

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations.................................................    21

Item 3. Controls and Procedures..........................................    30

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................    32

Item 3. Defaults upon Senior Securities..................................    33

Item 6. Exhibits and Reports on Form 8-K.................................    33

Signatures...............................................................    34

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                               September 30,   December 31,
                                                                                   2003          2002
                                                                              ------------    ------------
                                                                               (RESTATED)
                                     ASSETS
Current Assets
   Cash                                                                       $  3,857,987    $  1,338,345
   Accounts receivable                                                             154,501          14,700
   Investments - available for sale                                                     --              --
   Other receivables                                                               114,868          59,772
   Prepaid expenses                                                                 23,586          67,179
   Other assets                                                                  1,140,874         706,486
                                                                              ------------    ------------
       Total Current Assets                                                      5,291,815       2,186,482
                                                                              ------------    ------------

Property and Equipment, Net                                                        455,167         379,349
                                                                              ------------    ------------

Other Assets
   Goodwill                                                                      1,088,686       1,088,686
   Deferred income taxes - Non-current                                                  --              --
   Deposits                                                                         42,965          48,698
                                                                              ------------    ------------

       Total Assets                                                           $  6,878,632    $  3,703,215
                                                                              ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Line of credit                                                             $      3,740    $     40,660
   Current maturities of long-term debt                                             11,508          44,274
   Accounts payable and accrued expenses                                         1,208,534         861,366
   Deferred revenue                                                                587,455         256,148
   Other current liabilities                                                     1,215,796          83,278
   Accrued income taxes                                                          1,134,890              --
   Reserve for sales returns and allowances                                      1,010,686         220,266
                                                                              ------------    ------------
     Total Current Liabilities                                                   5,172,609       1,505,992
                                                                              ------------    ------------
Note payable - long-term                                                            66,272          87,223
                                                                              ------------    ------------
     Total liabilities                                                           5,238,881       1,593,215

Stockholders' Equity
   Preferred stock - authorized, 25,000,000 shares of $1.00 stated value;
     Series A preferred stock; issued and outstanding, 1,697,167 shares          1,650,500       1,650,500
     Series B preferred stock; issued and outstanding, 328,491 shares              450,006         328,491
   Common stock - authorized, 100,000,000 shares of $.001 par value;
     issued and outstanding, 52,897,186 and 52,481,289 shares, respectively         52,897          52,481
   Additional paid-in-capital                                                   13,216,970      13,119,719
   Accumulated deficit                                                         (13,730,623)    (13,041,191)
                                                                              ------------    ------------
Total Stockholders' Equity                                                       1,639,751       2,110,000
                                                                              ------------    ------------
Total Liabilities and Stockholders' Equity                                    $  6,878,632    $  3,703,215
                                                                              ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the                      For the
                                            Three Months Ended             Nine Months Ended
                                    ------------------------------  ------------------------------
                                      September 30,   September 30,  September 30,   September 30,
                                          2003           2002           2003            2002
                                    ------------    ------------    ------------    ------------
                                       (RESTATED)                    (RESTATED)
Sales                               $  9,076,162    $  4,225,488    $ 21,648,365    $ 10,014,523

Cost of sales                          4,612,375       1,528,534      10,674,800       3,650,218
                                    ------------    ------------    ------------    ------------

Gross profit                           4,463,787       2,696,954      10,973,565       6,364,305

Operating expenses:
    General and administrative         1,863,694       1,069,191       5,368,018       2,727,968
    Selling                            2,072,032         729,388       5,138,849       2,011,587
    Loss on investment securities             --         687,750              --         687,750
    Non-recurring expenses                    --              --              --         169,578
                                    ------------    ------------    ------------    ------------

       Total Operating Expenses        3,935,726       2,486,329      10,506,667       5,596,883
                                    ------------    ------------    ------------    ------------

Income (Loss) from Operations            528,061         210,625         466,698         767,422

Other Income (Expense):
   Interest and penalties on late
    tax payments                         (73,000)             --        (146,000)             --
   Other income                           11,588         154,105          86,460         172,197
   Interest income                        26,131              --          61,962              --
   Interest expense                       (9,993)         (2,500)        (23,661)         (9,055)
                                    ------------    ------------    ------------    ------------

     Total Other Income (Expense)        (45,274)        151,605         (21,239)        163,142
                                    ------------    ------------    ------------    ------------

Income (Loss) before income taxes        482,787         362,230         445,459         930,564

Income Taxes                          (1,067,373)        137,048      (1,134,890)        357,048
                                    ------------    ------------    ------------    ------------

Net Income                          ($   584,586)   $    225,182    ($   689,431)   $    573,516
                                    ============    ============    ============    ============

Basic and Diluted Income (Loss)
   per Share                        ($      0.01)   $       0.00    $       0.00    $       0.01
                                    ============    ============    ============    ============

Weighted Average Number of
     Common Shares Used in Per
     Share Calculation (basic and
     diluted)                         52,870,136      48,402,172      52,846,602      48,336,469
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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                               EQUITY/(DEFICIENCY)
                                   (UNAUDITED)

                                        Preferred Stock Series A     Preferred Stock Series B     Common Stock
                                          Shares      Amount          Shares      Amount     Shares       Amount
                                         ---------   ----------      -------   ----------   ----------   ----------
Balance - December 31, 2001              1,850,000   $1,850,000      248,491   $  248,491   48,285,283   $   48,285

Issuance of Common stock
   for services provided                        --           --           --           --        4,000            4

Issuance of Common stock                        --           --           --           --       40,730           41

Issuance of Common stock
   for services provided                        --           --           --           --        6,125            6

Issuance of Common Stock for software           --           --           --           --       53,845           54

Issuance of Common stock                        --           --           --           --       24,375           24

Issuance of Common Stock
   for services provided                        --           --           --           --      291,250          291

Conversion of Series A Preferred
   Stock to Common Stock                  (199,500)    (199,500)          --           --    3,000,000        3,000

Issuance of Common stock
   for services provided                        --           --           --           --        5,000            5

Issuance of Common stock                        --           --           --           --       76,960           77

Issuance of Common stock                        --           --           --           --       23,169           23

Issuance of Common stock
   for services provided                        --           --           --           --       39,702           40

Series A Preferred Stock Dividend               --           --           --           --      107,568          108

Series A Preferred Stock Dividend               --           --           --           --       30,734           31

Series A Preferred Stock Dividend               --           --           --           --      420,054          420

Series B Preferred Stock Dividend               --           --           --           --       72,494           72

Issuance of Series B Preferred
   Stock for Executive Compensation             --           --       80,000       80,000           --           --

Unrealized loss on investments                  --           --           --           --           --           --

Unrealized loss on investments
   recognized in income due to
   other than temporary impairment              --           --           --           --           --           --

Net income for the year ended
ended December 31, 2002                         --           --           --           --           --           --
                                         ---------   ----------      -------   ----------   ----------   ----------
Balance - December 31, 2002              1,650,500    1,650,500      328,491      328,491   52,481,289       52,481
                                         =========   ==========      =======   ==========   ==========   ==========

Issuance of Common stock
   for prepaid public relations                                                                233,333          233

Issuance of Common stock
   for charitable contribution                                                                 133,333          134

Issuance of Series B Preferred
   Stock for Executive Compensation                                   80,000       80,000

Issuance of Common Stock
   for services provided                                                                        49,231           49

Net income for the nine months
   Ended September 30, 2002                     --           --                                     --           --
                                         ---------   ----------      -------   ----------   ----------   ----------
Balance as of September 30, 2003         1,650,500   $1,650,500      408,491   $  408,491   52,897,186   $   52,897
                                         =========   ==========      =======   ==========   ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

(table continued)

                                                                        Retained
                                       Additional      Accum.           Earnings         Total
                                        paid-in     Comprehensive        Accum.       Stockholders'
                                        capital         Loss            Deficit)        Equity
                                      ------------   ------------    ------------    ------------
                                                                      (RESTATED)       (RESTATED)
Balance - December 31, 2001           $ 12,626,679   ($   204,354)   ($   290,941)   $ 14,278,160

Issuance of Common stock
   for services provided                    14,196             --              --          14,200

Issuance of Common stock                    36,951             --              --          36,992

Issuance of Common stock
   for services provided                    20,644             --              --          20,650

Issuance of Common Stock
   for software                             69,946                                         70,000


Issuance of Common stock                    23,219                                         23,243

Issuance of Common Stock
   for services provided                    21,553                                         21,844

Conversion of Series A Preferred
    Stock to Common Stock                  196,500                                             --

Issuance of Common stock
   for services provided                       370                                            375

Issuance of Common stock                    18,939                                         19,016

Issuance of Common stock                     3,992                                          4,015

Issuance of Common stock
   for services provided                     4,760                                          4,800

Series A Preferred Stock Dividend           13,892                        (14,000)              0

Series A Preferred Stock Dividend            3,969             --          (4,000)             (0)

Series A Preferred Stock Dividend           54,250             --         (54,670)             --

Series B Preferred Stock Dividend            9,859             --          (9,931)              1

Issuance of Series B Preferred
   Stock for Executive Compensation             --             --                          80,000

Unrealized loss on investments                  --     (1,424,896)                     (1,424,896)

Unrealized loss on investments
recognized in income due to
other than temporary impairment                         1,629,250                       1,629,250

Net income for the year ended
ended December 31, 2002                         --             --     (12,667,649)    (12,667,649)
                                      ------------   ------------    ------------    ------------
Balance - December 31, 2002           $ 13,119,719   $         --    ($13,041,191)   $  2,110,000
                                      ============   ============    ============    ============
Issuance of Common stock
   for prepaid public relations              2,017                                          2,250

Issuance of Common stock
   for charitable contribution              10,533                                         10,667

Issuance of Series B Preferred
   Stock for Executive Compensation         80,000                                         80,000

Issuance of Common Stock
   for services provided                     4,701                                          4,750

Net (loss) for the nine months
   ended September 30, 2003                     --             --        (689,432)       (689,432)
                                      ------------   ------------    ------------    ------------
Balance as of September 30, 2003      $ 13,216,970   $         --    ($13,730,623)   $  1,639,751
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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the Nine Months
                                                                    Ended September 30,
                                                                 --------------------------
                                                                    2003           2002
                                                                 -----------    -----------
Cash Flows From Operating Activities                              (Restated)
   Net income/(loss)                                             ($  689,431)   $   573,516
   Adjustments to reconcile net income/(loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                 150,498         83,016
       Sale of software platform for investment securities                --       (875,000)
       Write down on investment securities                                --        687,750
       Prepaid non-cash executive compensation                        20,000             --
       Stock base compensation                                       121,515             --
       Allowance for doubtful accounts                                    --        132,000
       Non-cash expenses                                              77,767         34,850
       Net change in operating assets and liabilities:
           Accounts receivable                                      (139,801)      (594,133)
           Prepaid expenses                                           43,593        (13,664)
           Other receivables                                         (55,095)       (10,999)
           Other current assets                                     (434,387)      (428,336)
           Deposits and other assets                                   5,733        (20,397)
           Accounts payable and accrued expenses                     347,169        396,700
           Deferred revenue                                          331,307        252,956
           Other current liabilities                               1,132,518             --
           Reserve for returns and allowances                      1,031,420        179,472
           Accrued federal and state income tax                      893,890        374,362
                                                                 -----------    -----------
           Net Cash Provided by/(Used In) Operating Activities     2,836,595        772,093
                                                                 -----------    -----------
Cash flows from investing activities
     Capital expenditures                                           (226,316)      (362,520)
                                                                 -----------    -----------
           Net cash used in investing activities                    (226,316)      (362,500)
                                                                 -----------    -----------
Cash Flows From Financing Activities
     Issuance of common stock                                             --         60,235
     Proceeds from borrowings under line of credit                        --         50,000
     Proceeds from borrowing under note payable                        8,085        155,360
     Repayments under line of credit agreement                       (36,920)        (6,758)
     Repayments on notes payable                                     (61,802)       (14,555)
                                                                 -----------    -----------
       Net cash provided by/(used in) financing activities           (90,537)       244,282
                                                                 -----------    -----------
Net Increase /(Decrease) in Cash and Cash Equivalents              2,519,642        653,855

Cash and Cash Equivalents at Beginning of Year                     1,338,345        282,307
                                                                 -----------    -----------

Cash and Cash Equivalents at End of Year                         $ 3,857,987    $   936,162
                                                                 ===========    ===========
Supplemental Cash Flow Information:
   Unrealized loss on securities available for sale              $        --    $        --
                                                                 ===========    ===========
Issuance common stock for software                                        --    $    70,000
                                                                 ===========    ===========
Issuance of common stock for services/charitable contributions        17,667         34,850
                                                                 ===========    ===========
Issuance of Series B Preferred Stock as executive compensation   $    80,000    $        --
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

The purchase price for the acquisition of EPMG has been allocated on the fair value basis on the acquisition date as follows:

Assets acquired:

Goodwill                                                             $13,549,932
Net assets acquired                                                  $    25,068
                                                                     -----------
Total Assets Acquired                                                $13,575,000
                                                                     ===========
Total Purchase Price                                                 $13,575,000
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

3. Principles of Consolidation

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


12. Cash and Cash Equivalents

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - PROPERTY & EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation as follows:

                                                       September 30, December 31
                                                           2003          2002
                                                        ---------     ---------
Machinery and Equipment                                 $ 341,243     $ 246,594
Furniture and Fixtures                                     65,263        51,683
Computer Software                                         306,785       190,624
Leasehold improvements                                     36,018        34,092
                                                        ---------     ---------
                                                          749,309       522,993
Less: Accumulated depreciation and amortization          (294,142)     (143,644)
                                                        ---------     ---------
Property and Equipment, Net                             $ 455,167     $ 379,349
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

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                September 30,  December 31
                                                                                     2003       2002
                                                                                   --------   --------
Notes payable, financial institution, collateralized by telephone equipment, principal and imputed interest payable in monthly installments of $1,250 and
$385 respectively, due in August 2004, and January 2006
                                                                                   $ 18,606   $ 20,469

Notes payable, financial institution, secured by a lien on certain furniture and equipment, principal and interest payable
in monthly installments of $2,464 due in July 2005                                   49,928     67,175

Notes payable, financial institution, collateralized by Vehicles, principal and accrued interest at 7.78% payable in monthly installments of principal and imputed interest maturing
from $217 to $655 from November 2006 to February 2007                                 9,246     43,853
                                                                                   --------   --------

                                                                                     77,780    131,497

Less Current Maturities                                                              11,508     44,274
                                                                                   --------   --------

Long-term - net of current maturities                                              $ 66,272   $ 87,223
                                                                                   ========   ========

The Company has an unsecured line of credit facility with a financial institution for borrowings up to $50,000 expiring August 31, 2005. Borrowings under the line bear interest at Prime plus 2% (the Prime rate of interest as of September 30, 2003 was 4.00%). As of September 30, 2003, there was $46,260 available on the credit facility

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G - CAPITAL TRANSACTIONS

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE I - COMMITMENTS AND CONTINGENCIES

Leases
In March, May and September 2002, the Company entered into operating leases for certain office space. In October 2003 we leased additional space for our coaching office. The Company leases space for three separate locations. The total monthly obligation is $23,601. Future minimum lease payments under these operating leases as of September 30, 2003 are as follows:

     Year Ending December 31:
                  2003                                                 $  71,261
                  2004                                                   239,922
                  2005                                                   173,853
                  2006                                                    37,467
                                                                       ---------
                  Total                                                $ 522,502
                                                                       =========

SEC Investigation
As described in Part II, Section 1, on June 24, 2003, the Securities and Exchange Commission ("SEC") issued a formal order of investigation with respect to the Company, authorizing the investigation of certain securities matters relating to the Company. The SEC staff has taken the testimony of certain officers of the Company and has informed the Company that it intends to take additional testimony. The SEC staff has also issued additional requests for the voluntary production of documents. Prior to the issuance of the order, the Company had voluntarily provided documents and information to the SEC staff in response to informal, non-public inquiries by the staff. The Company intends to fully cooperate with the SEC in its investigation.

Legal Proceedings
On or about September 5, 2003, a lawsuit was filed by Independent Marketing, Inc. (IMI) against certain employees of the Company. The lawsuit was filed in the Fourth Judicial District Court of Utah County, State of Utah as Case No. 030403929. While the Company was initially named as a Defendant, the Company was not named in the Amended Complaint filed in this lawsuit, In the lawsuit, IMI is claiming that these employees have breached certain employment and non-compete agreements and IMI is seeking compensatory damages and injunctive relief. Although the Company is not a party to the litigation, because the lawsuit affects certain employees of the Company, some or all of whom are key employees, the Company's operating results and competitive position may be adversely affected in the event of a Court ruling which limits those employees' involvement with the Company.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Results of Operations for the Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

                                      Sales

Sales for the three months ended September 30, 2003 and 2002 were $9,076,162 and $4,225,488, respectively, which represents a 118% increase from the prior period. The Company's principal source of revenue for the three months ended September 30, 2003 consisted of software product and service sales. The primary reason for the increase in sales can be attributed to the consolidation of all of its administrative and accounting functions to the Provo, UT office in an effort to improve the Company's fulfillment and shipping operations and improve corporate responsiveness. This consolidation was completed in September 2002. This has enabled the Utah office to greatly improve its ability to service its customers. The Company has experienced substantial increases in sales per sales associate as a result of the consolidation. In conjunction with this consolidation, the Company has hired additional sales and marketing associates which has also positively impacted sales for the nine months ended September 30, 2003. Also, in first quarter 2003, the Company initiated the utilization of its training center in Orem, UT to assist its customers in maintaining and expanding their Internet presence. Among the Company's products and services, sales of the Company's personal finance products and services have been increasing at a faster rate than its other products and services.

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

                                     Selling

Selling expenses for the three months ended September 30, 2003 and 2002 were $2,072,032 and $729,388, respectively, representing an increase of 168%. These costs consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The main reason for the increase in selling costs can be attributed to the increase in sales of products and services from new and existing sales associates. Selling costs have increased as a percentage of sales for the three months ended September 30, 2003 and 2002.

                           General and Administrative

General and administrative expenses for the three months ended September 30, 2003 and 2002 were $1,863,694 and $1,069,191, respectively, representing an increase of 71%. The Company's general and administration expenses consisted primarily of salaries and wages, professional and legal fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

primary reason for the increase in general and administrative expenses was attributable to higher administrative wage costs and legal expenses for the three months ended September 30, 2003. The Company pays 40% of net earnings before taxes into a profit sharing pool that is divided equally among three executive officers of the Company and its subsidiaries.

                                  Income Taxes

The Company accrued $1,067,373 and $137,048 for income taxes for the three months ended September 30, 2003 and 2002, respectively. The Company's effective income tax rates were 39% and 36% for the three months ended September 30, 2003 and 2002, respectively

                                   Net Income

The Company had net loss of $584,586 for the three months ended September 30, 2003, a net margin of 5.7% of revenue, compared to net income of $225,182 for the three months ended September 30, 2002, a net margin of 5.3% of revenue. Net income increased over the comparable period in 2002 primarily due to a loss on investment securities during the comparable period in 2002.

Results of Operations for the Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

                                      Sales

Sales for the nine months ended September 30, 2003 and 2002 were $21,648,365 and $10,014,523, respectively, which represents a 117% increase from the prior period. The Company's principal source of revenue for the nine months ended September 30, 2003 consisted of software product and service sales. The primary reason for the increase in sales can be attributed to the consolidation of all of its administrative and accounting functions to the Provo, UT office in an effort to improve its fulfillment and shipping operations and improve corporate responsiveness. This consolidation was completed in September 2002. This has enabled the Utah office to greatly improve the Company's ability to service its customers. The Company has experienced substantial increases in sales per sales associate as a result of the consolidation. In conjunction with this consolidation, the Company has hired additional sales and marketing associates, which has also positively impacted sales for the first nine months of 2003. Also, in first quarter 2003, the Company initiated the utilization of its training center in Orem, UT to assist its customers in maintaining and expanding their Internet presence. Among the Company's products and services, sales of the Company's personal finance products and services have been increasing at a faster rate than its other products and services.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                     Selling

Selling expenses for the nine months ended September 30, 2003 and 2002 were $5,138,849 and $2,011,587, respectively, representing an increase of 134%. These costs consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The increase in selling costs can be attributed primarily to the increase in sales of products and services from new and existing sales associates. Selling costs have increased as a percentage of sales for the nine months ended September 30, 2003 and 2002.

                           General and Administrative

General and administrative expenses for the nine months ended September 30, 2003 and 2002 were $5,368,018 and $2,727,968, respectively, representing an increase of 92%. The Company's general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The primary reason for the increase in general and administrative expenses was attributable to higher administrative wages and legal fees for the nine months ended September 30, 2003. The Company pays 40% of net earnings before taxes into a profit sharing pool that is divided equally among three executive officers of the Company and its subsidiaries.

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

                                   Net Income

We had net loss of $689,431 for the nine months ended September 30, 2003 compared to net income of $573,516 for the nine months ended September 30, 2002, an increase of 29%. The increase in net income was due to overall increased revenues and better cost controls. Net income increased over the comparable period in 2002 primarily due to a loss on investment securities during the comparable period in 2002.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                         Liquidity and Capital Resources

At September 30, 2003, the Company had cash and cash equivalents of $3,857,987, an increase of $2,519,642 from December 31, 2002. At September 30, 2003, the Company had net working capital of $1,425,205 compared to net working capital of $680,490 at December 31, 2002. The ratio of current assets to current liabilities decreased to 1.37 at September 30, 2003 from 1.45 at December 31, 2002. Cash provided by operations was $2,715,080 for the nine months ended September 30, 2003. The primary reason for the positive operating cash for the nine months ended September 30, 2003 can be attributed to the Company's higher sales volume during the first nine months of 2003. In addition, the Company's primary merchant service company ceased holding a percentage of each sales transaction as a reserve against future cancellations, which has positively impacted cash in the current quarter. The Company also experienced non-cash prepaid expenses and non-cash expenditures of $97,667 during the nine months ended September 30, 2003, which also positively effected cash. The Company paid down its note payable and line of credit balances by a net amount of $90,637 during the nine months ended September 30, 2003. The Company anticipates paying down additional notes payable amounts during 2003. Stockholders' equity amounts to $1,639,751 as of September 30, 2003.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.

Date:    October 19, 2004                 /s/ Peter M. Peterson
                                          ------------------------
                                          Peter M. Peterson
                                          Chief Executive Officer
                                          and Director

                                          /s/ Christopher J. Floyd
                                          ------------------------
                                          Christopher J. Floyd
                                          Chief Financial Officer

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