Form 10QSB/A
period 2004-06-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2004-10-26
CIK 1084047

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

                                 (816) 584-8030
                           (Issuer's telephone number)

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

                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                            Page

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - June 30, 2003 (Unaudited)
    and December 31, 2002.................................................    3

   Condensed Consolidated Statements of Operations (Unaudited) for the
    Three and Six Months Ended June 30, 2003 and 2002.....................    4

   Condensed Consolidated Statements of Comprehensive Income for the
    Three and Six Months Ended June 30, 2003 and 2002.....................    5

   Condensed Consolidated Statement of Stockholders' Equity/(Deficiency)
    (Unaudited) for the Six Months Ended June 30, 2003....................    6

   Condensed Consolidated Statements of Cash Flows (Unaudited) for the
    Six Months Ended June 30, 2003 and 2002...............................    7

   Notes to the Condensed Consolidated Financial Statements (Unaudited)...    8

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   20

Item 3. Controls and Procedures...........................................   29


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................   29

Item 2. Changes in Securities.............................................   30

Item 3. Defaults upon Senior Securities...................................   30

Item 5. Other Information.................................................   30

Item 6. Exhibits and Reports on Form 8-K..................................   30

Signatures................................................................   31

Index to Exhibits.........................................................   32


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                 June 30,    December 31,
                                                                                  2003          2002
                                                                               -----------   -----------
                                                                               (RESTATED)
                                     ASSETS
Current Assets
   Cash                                                                        $ 2,561,901   $ 1,338,345
   Accounts receivable                                                             108,309        14,700
   Other receivables                                                                79,104        59,772
   Prepaid expenses                                                                 40,000        67,179
   Other current assets                                                          1,241,109       706,486
                                                                               -----------   -----------
       Total Current Assets                                                      4,030,423     2,186,482
                                                                               -----------   -----------
Property and Equipment, Net                                                        454,220       379,349
                                                                               -----------   -----------
Other Assets
   Goodwill                                                                      1,088,686     1,088,686
   Other assets                                                                         --            --
   Deposit                                                                          42,656        48,698
                                                                               -----------   -----------
     Total Assets                                                              $ 5,615,985   $ 3,703,215
                                                                               ===========   ===========

Current Liabilities
   Note payable - Line of credit                                               $     3,974   $    40,660
   Current maturities of long-term debt                                             85,738        44,274
   Accounts payable and accrued expenses                                         1,364,924       861,366
   Deferred revenue                                                                379,062       256,148
   Other current liabilities                                                       811,974        83,278
   Accrued income taxes                                                            (70,000)           --
   Reserve for sales returns and allowances                                        710,038       220,266
                                                                               -----------   -----------
     Total Current Liabilities                                                   3,285,710     1,505,992
                                                                               -----------   -----------
     Note Payable - Long-term                                                           --        87,223
                                                                               -----------   -----------
     Total liabilities                                                           3,285,710     1,593,215
                                                                               -----------   -----------

Stockholders' Equity
   Preferred stock - no par; 25,000,000 shares authorized Series A preferred
     Stock; 1,650,500 shares issued and outstanding; $1.00 stated value          1,650,500     1,650,500
   Series B preferred stock; 408,491 shares issued and outstanding;
     $1.00 stated value                                                            418,427       328,491
   Common stock - $0.001 par value; 100,000,000 shares authorized and
     52,481,289 shares issued and outstanding, `respectively                        52,897        52,481
   Additional paid-in-capital                                                   13,216,970    13,119,719
   Accumulated deficit                                                         (13,008,519)  (13,041,191)
                                                                               -----------   -----------

Total Stockholders' Equity                                                       2,330,275     2,110,000
                                                                               -----------   -----------

Total Liabilities and Stockholders' Equity                                     $ 5,615,985   $ 3,703,215
                                                                               ===========   ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For the Three Months              For the Six Months
                                                 June 30,                         June 30,
                                        ----------------------------    ----------------------------
                                            2003            2002            2003            2002
                                        ------------    ------------    ------------    ------------
                                         (RESTATED)                      (RESTATED)

Sales                                   $  6,992,995    $  2,994,339    $ 12,572,203    $  5,789,035

Cost of sales                              3,515,533         999,229       6,062,425       2,121,684
                                        ------------    ------------    ------------    ------------

Gross Profit                               3,477,462       1,995,110       6,509,778       3,667,351

Operating expenses:
    General and administrative             1,763,167         916,707       3,504,324       1,658,777
    Selling                                1,611,699         681,308       3,066,817       1,282,199
    Loss on investment securities                 --              --              --              --
    Non-recurring expenses                        --         169,578              --         169,578
                                        ------------    ------------    ------------    ------------

       Total Operating Expenses            3,374,866       1,767,593       6,571,141       3,110,554
                                        ------------    ------------    ------------    ------------

Income (Loss) From Operations                102,596         227,517         (61,363)        556,797

Other Income (Expense):
   Interest and penalties on late tax
     Payments                                (73,000)             --         (73,000)             --
   Other income                               30,760          16,390          74,872          18,092
   Interest income                            18,444              --          35,831              --
Interest expense                             (13,668)         (6,555)        (13,668)         (6,555)
                                        ------------    ------------    ------------    ------------

     Total Other Income (Expense)            (37,464)          9,835          24,035          11,537
                                        ------------    ------------    ------------    ------------

Income (Loss) Before Income Taxes             65,132         237,352         (37,328)        568,334

Income Taxes                                 (55,000)         85,326          70,000         220,000
                                        ------------    ------------    ------------    ------------

Net Income (Loss)                       $     10,132    $    152,026    $     32,672    $    348,334
                                        ============    ============    ============    ============

Basic and Diluted Income (Loss)
   per Share                            $         --    $         --    $         --    $       0.01
                                        ============    ============    ============    ============

Weighted Average Number of
     Common Shares Used in Per
     Share Calculation (basic and
     diluted)                             52,870,136      48,319,952      52,821,170      48,303,618
                                        ============    ============    ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                 For the Three Months      For the Six Months
                                    Ended June 30,            Ended June 30,
                                 ---------------------    ---------------------
                                    2003       2002          2003       2002
                                 ---------   ---------    ---------   ---------
                                 (RESTATED)               (RESTATED)

Net income/(loss)                $  10,132   $ 152,026    $  32,672   $ 348,334

Other comprehensive
 income/(loss), net of tax:
Unrealized loss on investments          --     (86,518)          --    (509,914)
                                 ---------   ---------    ---------   ---------

Other comprehensive
 income/(loss)                   $  10,132   $ (86,518)   $  32,672   $(509,914)
                                 ---------   ---------    ---------   ---------

Comprehensive income/(loss)         10,132      65,508       32,672    (161,580)
                                 =========   =========    =========   =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                                                              Retained
                                                                                                    Accum.    Earnings     Total
                         Preferred Stock      Preferred Stock      Common Stock       Additional  Comprehen-   (Accum-     Stock-
                            Series A            Series B                               paid-in-     sive        ulated)   holders'
                        Shares     Amount    Shares   Amount      Shares     Amount    capital      Loss       Deficit)    Equity
                      ---------   ---------  -------   -------  ----------   ------   ----------  --------- ----------- -----------
                                                                                                            (RESTATED)  (RESTATED)
Balance -
  December 31, 2001   1,850,000 $ 1,850,000  248,491 $ 248,491  48,285,283 $ 48,285 $ 12,626,679  $(204,354) $(290,941) $14,278,160

Issuance of Common
 stock for
 services provided                                                   4,000        4       14,196                             14,200

Issuance of Common
 stock                                                              40,730       41       36,951                             36,992

Issuance of Common
 stock for
 services provided                                                   6,125        6       20,644                             20,650

Issuance of Common
 Stock for software                                                 53,845       54       69,946                             70,000

Issuance of Common
 stock                                                              24,375       24       23,219                             23,243

Issuance of Common
 Stock for
 services provided                                                 291,250      291       21,553                             21,844

Conversion of Series A
 Preferred Stock to
 Common Stock          (199,500)   (199,500)                     3,000,000    3,000      196,500                                -

Issuance of Common
 stock for
 services provided                                                   5,000        5          370                                375

Issuance of Common
 stock                                                              76,960       77       18,939                             19,016

Issuance of Common
 stock                                                              23,169       23        3,992                              4,015

Issuance of Common
 stock for
 services provided                                                  39,702       40        4,760                              4,800

Series A Preferred
 Stock Dividend                                                    107,568      108       13,892                (14,000)        -

Series A Preferred
 Stock Dividend                                                     30,734       31        3,969                 (4,000)        -

Series A Preferred
 Stock Dividend                                                    420,054       20       54,250                (54,670)        -

Series B Preferred
 Stock Dividend                                                     72,494       72        9,859                 (9,931)        -

Issuance of Series B
 Preferred Stock for
 Executive Compensation                       80,000    80,000                                                               80,000

Unrealized loss on
investments                                                                                      (1,424,896)             (1,424,896)

Unrealized loss on
investments recognized
in income due to other
than temporary impairment                                                                         1,629,250               1,629,250

Net income for the
 year ended
 December 31, 2002         -            -                              -         -           -        -     (12,667,649)(12,667,649)
                      ---------   ---------  -------   -------  ----------   ------   ----------  --------- ----------- -----------

Balance -
 December 31, 2002    1,650,500   1,650,500  328,491   328,491  52,481,289   52,481   13,119,719      -     (13,041,191)  2,110,000
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


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Six Months
                                                                        Ended June 30,
                                                                  --------------------------
                                                                      2003          2002
                                                                  -----------    -----------
                                                                  (RESTATED)
Cash Flows From Operating Activities
   Net income/(loss)                                              $    32,672    $   348,334
   Adjustments to reconcile net income/(loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                   95,102         40,798
       Allowance for doubtful accounts                                     --        124,500
       Prepaid non-cash executive compensation                         40,000             --
       Prepaid non-cash public relations expense                        2,250             --
       Stock-based compensation                                        89,936             --
       Non-cash expenses                                               55,417         34,850
       Changes in operating assets and liabilities:
         Accounts receivable                                          (93,609)      (564,128)
         Prepaid expenses                                              27,179        (13,664)
         Other receivables                                            (19,332)       (17,569)
         Other current assets                                        (534,623)      (311,911)
         Other assets                                                      --         23,810
         Deposits                                                       6,042        (31,707)
         Accounts payable and accrued expenses                        503,558        423,850
         Other liabilities                                            728,696        169,578
         Reserve for returns and allowances                           489,772         34,964
         Deferred revenue                                             122,914        179,690
         Accrued federal and state income tax                         (70,000)       221,844
                                                                  -----------    -----------

           Net Cash Provided by/(Used In) Operating Activities      1,475,974        663,239
                                                                  -----------    -----------

Cash Flows Used In Investing Activities
     Capital expenditures                                            (169,973)      (325,037)
                                                                  -----------    -----------

           Net Cash Used In Investing Activities                     (169,973)      (325,037)
                                                                  -----------    -----------

Cash Flows From Financing Activities
     Issuance of common stock                                              --         36,992
     Proceeds from borrowings under line of credit                         --         50,000
     Proceeds from borrowing under note payable                         8,085         81,186
     Repayments under line of credit agreement                        (36,686)        (5,029)
     Repayments on notes payable                                      (53,844)        (7,176)
                                                                  -----------    -----------

       Net Cash (Used in)/Provided by Financing Activities            (82,445)       155,973
                                                                  -----------    -----------

Net Increase /(Decrease) in Cash and Cash Equivalents               1,223,556        494,175

Cash and Cash Equivalents at Beginning of Year                      1,338,345        282,307
                                                                  -----------    -----------

Cash and Cash Equivalents at End of Period                        $ 2,561,901    $   776,482
                                                                  ===========    ===========

Supplemental Cash Flow Information:
   Unrealized loss on securities available for sale               $        --    $  (509,914)
                                                                  ===========    ===========

Issuance common stock for software                                         --    $    70,000
                                                                  ===========    ===========

Issuance of common stock for services provided                          4,750         34,850
                                                                  ===========    ===========

Issuance of Series B Preferred Stock for executive compensation   $    40,000    $        --
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

NOTE D - PROPERTY & EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation as follows:



                                June 30,    December 31,
                                  2003         2002
                                ------------------------
Machinery and Equipment.........$314,344     $   246,594
Furniture and Fixtures..........  61,994          51,683
Computer Software............... 280,610         190,624
Leasehold improvements..........  36,018          34,092
                                --------    ------------
................................. 692,966         522,993
Less: Accumulated depreciation
      and amortization          (238,746)       (143,644)
                                ---------   ------------


Property and Equipment, Net.....$454,220    $    379,349
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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:
                                                               2003      2002
                                                             --------  --------

Notes payable,  financial  institution,  collaterized by
telephone  equipment,  principal  and  imputed  interest
payable in monthly  installments  of $1,250 and $385 due
in August 2004.                                              $ 23,648  $ 20,469

Notes payable, financial institution,  secured by a lien
on  certain  furniture  and  equipment,   principal  and
interest  payable in monthly  installments of $2,464 due
in July 2005.                                                  52,276    67,175

Notes payable,  financial  institution,  collaterized by
Vehicles,   principal  and  accrued  interest  at  7.78%
payable in monthly installments of principal and imputed
interest  maturing  from $217 to $655 from November 2006
to February 2007.                                               9,814    43,853
                                                             --------  --------
                                                               85,738   131,497
   Less current maturities                                     85,738    44,274
                                                             --------  --------

   Long-term - net of current maturities                     $     --  $ 87,223
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

NOTE I - COMMITMENTS AND CONTINGENCIES

In March, May and September 2002, the Company entered into operating leases for certain office space. Future minimum lease payments under these operating leases as of June 30, 2003 are as follows:

     Year Ending December 31:
                2003                                              $   131,999
                2004                                                  223,998
                2005                                                  168,499
                2006                                                   37,467
                                                                  -----------

                Total                                             $   561,963
                                                                  ===========

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Results of Operations for the Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

                                      SALES

Sales for the three months ended June 30, 2003 and 2002 were $6,992,995 and $2,994,339, respectively, which represents a 134% increase from the prior period. The Company's principal source of revenue for the three months ended June 30, 2003 consisted of software product and service sales. The primary reason for the increase in sales can be attributed to the consolidation of all of its administrative and accounting functions to the Provo, UT office in an effort to improve the Company's fulfillment and shipping operations and improve corporate responsiveness. This consolidation was completed in September 2002. This has enabled the Utah office to greatly improve its ability to service its customers. The Company has experienced substantial increases in sales per sales associate as a result of the consolidation. In conjunction with this consolidation, the Company has hired additional sales and marketing associates which has also positively impacted sales for the six months ended June 30, 2003. Also, in first quarter 2003, the Company initiated the utilization of its training center in Orem, UT to assist its customers in maintaining and expanding their Internet presence. Among the Company's products and services, sales of the Company's personal finance products and services have been increasing at a faster rate than its other products and services.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                     SELLING

Selling expenses for the three months ended June 30, 2003 and 2002 were $1,611,699 and $681,308, respectively, representing an increase of 125%. These costs consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The main reason for the increase in selling costs can be attributed to the increase in sales of products and services from new and existing sales associates. Selling costs have increased in proportion as a percentage of sales for the three months ended June 30, 2003 and 2002. The Company pays 40% of net earnings before taxes into a profit sharing pool that is divided equally among three executive officers of the Company.

                           GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended June 30, 2003 and 2002 were $1,763,167 and $916,707, respectively, representing an increase of 89%. The Company's general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The primary reason for the increase in general and administrative expenses was attributable to higher administrative wage costs for the three months ended June 30, 2003.

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

                                  INCOME TAXES

The Company accrued for income taxes of $55,000 and $85,326 for the three months ended June 30, 2003 and 2002, respectively. The Company's effective income tax rates were 0% and 36% for the three months ended June 30, 2003 and 2002, respectively. The Company did not record a provision for income taxes for the three months ended June 30, 2003, based on the Company's future tax loss attributable to the goodwill amortization from the write off of goodwill in 2002. See "Critical Accounting Policies - Goodwill and Intangible Assets" above.

                                   NET INCOME

The Company had net income of $10,132 for the three months ended June 30, 2003 compared to net income of $152,026 for the three months ended June 30, 2002. The increase in net income was due to the Company not recording a provision for income taxes in the current quarter. See "Income Taxes" above. Net income before income taxes increased $15,359 or 6.5% when comparing the three months ended June 30, 2003 and 2002 . In addition, net income before income taxes decreased 4.3% as a percentage of sales when comparing the three months ended June 30, 2003 and 2002. This decrease is mainly attributable to the rise in the cost of generating sales leads and the providing of coaching services for the same period a year ago. See "Cost of Sales" above.

Results of Operations for the Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

                                      SALES

Sales for the six months ended June 30, 2003 and 2002 were $12,572,203 and $5,789,035, respectively, which represents a 116% increase from the prior period. The Company's principal source of revenue for the six months ended June 30, 2003 consisted of software product and service sales. The primary reason for the increase in sales can be attributed to the consolidation of all of its administrative and accounting functions to the Provo, UT office in an effort to improve its fulfillment and shipping operations and improve corporate responsiveness. This consolidation was completed in September 2002. This has enabled the Utah office to greatly improve the Company's ability to service its customers. The Company has experienced substantial increases in sales per sales associate as a result of the consolidation. In conjunction with this consolidation, the Company has hired additional sales and marketing associates which has also positively impacted sales for the first six months of 2003. Also, in first quarter 2003, the Company initiated the utilization of its training center in Orem, UT to assist its customers in maintaining and expanding their Internet presence. Among the Company's products and services, sales of the Company's personal finance products and services have been increasing at a faster rate than its other products and services.

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

                                     SELLING

Selling expenses for the six months ended June 30, 2003 and 2002 were $3,066,817 and $1,282,199, respectively, representing an increase of 115%. These costs consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The main reason for the increase in selling costs can be attributed to the increase in sales of products and services from new and existing sales associates. Selling costs have increased in proportion as a percentage of sales for the six months ended June 30, 2003 and 2002.

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

                                  INCOME TAXES

The Company accrued income taxes of $70,000 and $220,000 for the six months ended June 30, 2003 and 2002, respectively. The Company effective income tax rates were 0% and 39% for the six months ended June 30, 2003 and 2002, respectively. The Company did not record a provision for income taxes for the three months ended June 30, 2003, based on the Company's future tax loss attributable to the goodwill amortization from the write off of goodwill in 2002. See "Critical Accounting Policies - Goodwill and Intangible Assets" above.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                   NET INCOME

We had net income of $32,672 for the six months ended June 30, 2003 compared to net income of $348,334 for the six months ended June 30, 2002. The increase in net income was due to the Company not recording a provision for income taxes in the current quarter. See "Income Taxes" above. Net income before income taxes decreased $215,726 or 38% when comparing the six months ended June 30, 2003 and 2002. In addition, net income before income taxes decreased 7.0% as a percentage of sales when comparing the six months ended June 30, 2003 and 2002. This decrease is mainly attributable to the rise in the cost of generating sales leads and the providing of coaching services for the same period a year ago. See "Cost of Sales" above.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, cash was $2,561,901, an increase of $1,223,556 from December 31, 2002. Cash provided by operations was $1,475,974 for the six months ended June 30, 2003. The primary reason for the positive operating cash for the six months ended June 30, 2003, can be attributed to the Company's higher sales volume during the first six months of 2003. In addition, the Company's primary merchant service company ceased holding a percentage of each sales transaction as a reserve against future cancellations, which has positively impacted cash in the current quarter. The Company also experienced non-cash prepaid expenses and non-cash expenditures of $97,667 during the six months ended June 30, 2003, which also positively effected cash. The Company paid down its note payable and line of credit balances by $90,530 during the six months ended June 30, 2003. The Company anticipates paying down additional notes payable amounts during 2003. Stockholders' equity amounts to $2,330,275 as of June 30, 2003.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.


Date:   October 19, 2004            /s/ Peter M. Peterson
                                    --------------------------
                                    Peter M. Peterson
                                    Chief Executive Officer
                                    and Director

                                    /s/ Christopher J. Floyd
                                    --------------------------
                                    Christopher J. Floyd
                                    Chief Financial Officer

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