Form 10QSB
period 2004-09-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2004-11-26
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

                    For the Quarter Ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                       COMMISSION FILE NUMBER: 000-1084047

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            100 NORTH TAMPA STREET, SUITE 2410, TAMPA, FLORIDA 33602
               (Address of principal executive offices)(zip code)

       Telephone number of registrant, including area code: (813) 387-3310

                     204 NW PLATTE VALLEY DRIVE, RIVERSIDE,
                MISSOURI 64150 (Former name or former address, if
                           changed since last report.)

                           ---------------------------


Securities Registered Pursuant to Section 12(b) of the Act:  None
Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, $.001
                                                             par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

There were 55,586,198 shares of common stock, $0.001 par value, outstanding as of November 1, 2004.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2004


                                TABLE OF CONTENTS


                                                                                                    PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited)
       and December 31, 2003..................................................................        3

     Condensed Consolidated Statements of Operation (Unaudited) for the Three and Nine
       Months Ended September 30, 2004 and 2003...............................................        4

     Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the Nine
       Months Ended September 30, 3004 and 2003...............................................        5

     Condensed Consolidated Statements of Cash Flow (Unaudited) for the Nine
       Months Ended September 30, 2004 and 2003...............................................        6

     Notes to the Condensed Consolidated Financial Statements (Unaudited).....................        7

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................       13

Item 3.  Controls and Procedures..............................................................       18


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................       19

Item 3.  Defaults upon Senior Securities......................................................       19

Item 6.  Exhibits and Reports on Form 8-K.....................................................       19

Signatures    ................................................................................       20

Index to Exhibits.............................................................................       21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             2004              2003
                                                                         ------------      ------------
                                     ASSETS

CURRENT ASSETS
    Cash                                                                 $  2,439,339      $  3,890,929
    Accounts receivable:
    Merchant accounts receivable                                               84,670         1,104,051
    Other receivables                                                         120,071           101,590
    Notes receivable, net of allowance for doubtful accounts
           of $359,018 and $454,529 respectively                            1,001,520           949,891
    Inventory                                                                   1,033            48,291
    Prepaid expenses and other current assets                                  83,147            15,986
    Deferred income taxes                                                     457,890           457,890
                                                                         ------------      ------------
    TOTAL CURRENT ASSETS                                                    4,187,670         6,568,628
                                                                         ------------      ------------
PROPERTY AND EQUIPMENT, NET                                                   176,503           574,291
GOODWILL                                                                    1,088,686         1,088,686
DEFERRED INCOME TAXES                                                          17,688            17,688
DEPOSITS                                                                       63,281            43,965
                                                                         ------------      ------------
    TOTAL ASSETS                                                         $  5,533,828      $  8,293,258
                                                                         ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                $  2,129,590      $  3,342,084
    Deferred revenue                                                          105,216         1,857,247
    Accrued income taxes                                                      679,954           822,533
    Current maturities of capital lease obligations                             8,744            67,049
                                                                         ------------      ------------
    TOTAL CURRENT LIABILITIES                                               2,923,504         6,088,913
CAPITAL LEASE OBLIGATIONS                                                       9,234           126,336
                                                                         ------------      ------------
    TOTAL LIABILITIES                                                       2,932,738         6,215,249
                                                                         ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)                                             --                --

STOCKHOLDERS' EQUITY
    Series A preferred stock; issued and outstanding, 450,000 shares          450,000         1,650,500
    Series B preferred stock; issued and outstanding, 368,491 shares          368,491           448,491
    Common stock - authorized, 100,000,000 shares of
          $.001 par value; issued and outstanding, 46,112,560                  53,112            52,897
    Additional paid-in capital                                             17,043,878        13,163,749
    Accumulated deficit                                                   (15,314,391)      (13,237,628)
                                                                         ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                                              2,601,090         2,078,009
                                                                         ------------      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  5,533,828      $  8,293,258
                                                                         ============      ============

See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                         FOR THE THREE MONTHS                    FOR THE NINE MONTHSS
                                                           ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                     -------------------------------       -------------------------------
                                                         2004               2003               2004               2003
                                                     ------------       ------------       ------------       ------------
REVENUE
     Services revenue                                $     89,700       $         --       $  7,655,530       $         --
     Product sales                                        164,963                 --          9,118,286                 --
     Other revenue                                             --                 --            748,329                 --
                                                     ------------       ------------       ------------       ------------
     TOTAL REVENUE                                        254,663          9,076,162         17,522,145         21,648,365

COST OF REVENUE
     Cost of services revenue                              51,501                             3,543,551                 --
     Cost of product sales and other revenue               47,399                             4,657,024                 --
                                                     ------------       ------------       ------------       ------------
     TOTAL COST OF REVENUE                                 98,900          4,612,375          8,200,575         10,674,800
                                                     ------------       ------------       ------------       ------------

GROSS PROFIT                                              155,763          4,463,787          9,321,570         10,973,565
                                                     ------------       ------------       ------------       ------------

OPERATING EXPENSES
     General and administrative                         3,408,669          1,863,694          7,933,848          5,368,018
     Commissions and other selling expenses                11,856          2,072,032          4,090,845          5,138,849
                                                     ------------       ------------       ------------       ------------
     TOTAL OPERATING EXPENSES                           3,420,525          3,935,726         12,024,693         10,506,867
                                                     ------------       ------------       ------------       ------------
INCOME FROM OPERATIONS                                 (3,264,762)           528,061         (2,703,123)           466,698
                                                     ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES)
Interest and penalties on late tax payments               611,920            (73,000)           566,831           (146,000)
Other income                                              (86,002)            11,588              1,565             86,460
Interest income, deposits                                  33,091             26,131             44,061             61,962
Interest income, financing arrangements                        --                 --             64,070                 --
Interest expense                                          (45,088)            (9,993)           (50,163)           (23,661)
                                                     ------------       ------------       ------------       ------------
     TOTAL OTHER INCOME (EXPENSE)                         513,921            (45,274)           626,364            (21,239)
                                                     ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                             (2,750,841)           482,787         (2,076,759)           445,459

INCOME TAXES                                              266,262         (1,067,373)                --         (1,134,890)
                                                     ------------       ------------       ------------       ------------

NET LOSS                                               (2,484,579)          (584,586)        (2,076,759)          (689,431)

UNDECLARED PREFERRED STOCK DIVIDENDS                      (20,790)                --            (41,580)                --
                                                     ------------       ------------       ------------       ------------

LOSS APPLICABLE TO COMMON STOCKHOLDERS               $ (2,505,369)      $   (584,586)      $ (2,118,339)      $   (689,431)
                                                     ============       ============       ============       ============

BASIC AND DILUTED LOSS PER COMMON SHARE              $      (0.05)      $      (0.01)      $      (0.04)      $      (0.01)
                                                     ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN BASIC AND DILUTED PER SHARE CALCULATION        52,897,186         52,870,136         52,897,186         52,846,602
                                                     ============       ============       ============       ============

See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                    PREFERRED STOCK           PREFERRED STOCK            COMMON
                                                      SERIES A                   SERIES B                STOCK
                                           ----------------------------  ----------------------------   --------
                                              SHARES         AMOUNT          SHARES        AMOUNT        AMOUNT
                                           -------------  -------------  -------------  -------------   --------
Balance as of  December 31, 2002               1,650,500      1,650,500        328,491  $     328,491   $ 52,481
                                           -------------  -------------  -------------  -------------   --------

Issuance of Common stock for
   services and charitable donation                                                                          416

Issuance of Series B Preferred
   Stock for Compensation                                                      100,000        126,315

Net loss

Preferred Stock Accretions                                                                     (6,315)

                                           -------------  -------------  -------------  -------------   --------
Balance as of December 31, 2003                1,650,500      1,650,500        428,491  $     448,491   $ 52,897
                                           =============  =============  =============  =============   ========

Issuance of Series B Preferred
   Stock for Compensation

Cancellation of Stock and net increase in
Additional Paid-in-Capital due to the
   the Settlement Agreement                   (1,200,500)    (1,200,500)       (80,000)       (80,000)    (6,785)

Issuance of common stock for
   executive signing bonuses                                                                               7,000

Net Loss

                                           -------------  -------------  -------------  -------------   --------
Balance as of September 30, 2004                 450,000  $     450,000        348,491  $     368,491   $ 53,112
                                           =============  =============  =============  =============   ========

                                                        RETAINED
                                           ADDITIONAL   EARNINGS        TOTAL
                                            PAID-IN-    (ACCUM.      STOCKHOLDERS'
                                            CAPITAL     DEFICIT)        EQUITY
                                          ----------- -------------   -----------
Balance as of  December 31, 2002          $13,119,719 $ (13,041,191)  $ 2,110,000
                                          ----------- -------------   -----------

Issuance of Common stock for
   services and charitable donation            44,030                      44,446

Issuance of Series B Preferred
   Stock for Compensation                                                 126,315

Net loss                                                   (202,755)     (202,755)

Preferred Stock Accretions                                    6,315            --

                                          ----------- -------------   -----------
Balance as of December 31, 2003           $13,163,749 $ (13,237,631)  $ 2,078,006
                                          =========== =============   ===========

Issuance of Series B Preferred
   Stock for Compensation                                                      --

Cancellation of Stock and net increase in
Additional Paid-in-Capital due to the
   the Settlement Agreement                 2,137,129                     849,843

Issuance of common stock for
   executive signing bonuses                1,743,000                   1,750,000

Net Loss                                                 (2,076,759)   (2,076,759)

                                          ----------- -------------   -----------
Balance as of September 30, 2004          $17,043,878 $ (15,314,390)  $ 2,601,090
                                          =========== =============   ===========


         The accompanying notes are an integral part of these condensed consolidated financial statement.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE NINE MONTHS
                                                                          Ended September 30,
                                                                     ----------------------------
                                                                         2004             2003
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                  $(2,076,760)     $  (689,431)
  Adjustments to reconcile net income to
           net cash provided by operating activities
     Depreciation and amortization                                       176,219          150,498
     Prepaid non-cash compensation and expenses                               --           20,000
     Stock base compensation                                           1,750,000          121,515
     Non-cash expenses                                                        --           77,667
     Net change in operating assets and liabilities
           Merchant account receivables                                  (55,832)        (139,801)
           Other receivables                                            (143,483)         (49,362)
           Inventory                                                      (1,344)              --
           Prepaid expenses and other current assets                     (86,477)        (390,794)
           Accounts payable and accrued expenses                         970,841          347,169
           Deferred revenue                                             (446,594)         331,307
           Other current liabilities                                  (1,053,644)       1,132,518
           Reserve for returns and allowances                            230,532        1,031,420
           Accrued federal and state income tax                         (142,579)         893,890
                                                                     -----------      -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                (879,121)       2,836,595
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in notes receivable from financed sales                     (51,629)              --
  Purchase of Fixed Assets                                              (178,108)        (226,316)
                                                                     -----------      -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                (229,737)        (226,316)
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on capital lease obligations                                  (42,732)         (53,716)
  Payment under Settlement Agreement                                    (300,000)              --
  Repayments under line of credit agreement                                   --          (36,920)
                                                                     -----------      -----------
           NET CASH FLOWS FROM FINANCING ACTIVITIES                     (342,732)         (90,637)
                                                                     -----------      -----------

NET INCREASE (DECREASE) IN CASH                                       (1,451,590)       2,519,643

CASH AT BEGINNING OF PERIOD                                            3,890,929        1,338,345
                                                                     -----------      -----------

CASH AT END OF PERIOD                                                $ 2,439,339      $ 3,857,988
                                                                     ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for services / charitable contributions     $        --      $    17,667
                                                                     ===========      ===========
Issuance of Series B Preferred Stock as Compensation                                       80,000
                                                                                      -----------
Property and equipment acquired under capital leases                 $    15,192      $        --
                                                                     ===========      ===========
EPMG Settlement Transaction:
     Decrease in Operating Assets                                    $ 1,548,814
     Decrease in Fixed Assets                                            414,870
     Decrease in Operating Liabilities                                (2,665,661)
     Decrease in Long-term Liabilities                                  (147,867)
     Increase in Equity                                                  849,844
                                                                     -----------
                                                                     $        --
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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   ORGANIZATION,  BASIS  OF  PRESENTATION,  AND  CERTAIN  INTERIM  ACCOUNTING
      POLICIES

      (a)   Organization and Description of Business:

            Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of California in May 1998. The Company, together with its wholly-owned subsidiaries, is engaged in the development, marketing and delivery of business-type educational programs, generally to individuals, throughout the United States of America. The Company's educational programs combine both self-training and consulting by Company employees, as well as providing seminar training. Recently the Company has expanded its activities to include business to business sales of software and services through its SoftSale, Inc. wholly owned subsidiary.

      (b)   Basis of Presentation:

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of September 30, 2004, and the results of their operations for the three and nine months ended September 30, 2004 and September 30, 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2003 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

      (c)   Principles of Consolidation:

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EPMG, Inc., Triad Media, Inc. (f/k/a Hackett Media, Inc.) and SoftSale, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      (e)   Earnings Per Common Share:

            Basic net income per common share is computed by dividing (i) the net income (loss), as adjusted for the effects of cumulative dividends on the Series A and B Preferred Stock by (ii) the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed similarly but includes the effects of dilutive securities in the denominator. Due to the Net Losses in each period, the calculation for diluted income per common share in each period is anti-dilutive. Therefore, Basic and Diluted Net Loss per common share are the same.


                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                       September 30,
                                                         2004            2003                 2004            2003
                                                         ----            ----                 ----            ----
   Basic:
      Loss applicable to common stockholders          ($2,505,369)      ($584,586)          ($2,118,340)     ($689,431)
                                                     ============== ===============     ================= ==============
    Weighted average common shares outstanding          51,432,769      52,870,136            52,405,484     52,846,602
                                                     ============== ===============     ================= ==============
      Basic and diluted loss per common share              ($0.05)         ($0.01)               ($0.04)        ($0.01)
                                                     ============== ===============     ================= ==============


(2)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   2004            2004
                                                ----------     ----------

Accrued sales splits to lead providers          $       --     $1,255,770

Accrued wages and other                          1,461,066        773,707

Reserves for returns and refunds                    30,098        742,568

Accounts payable                                   432,859        351,089

Interest and penalties on late tax payments        205,565        218,950

Credit facility (a)                                     --          3,440
                                                ----------     ----------
                                                $2,129,589     $3,345,524
                                                ==========     ==========



      (a) The Company has a credit facility that provides for borrowings up to $50,000, with interest at Prime Rate, plus 2%.

(3)   STOCKHOLDERS' EQUITY

      (a)   Convertible Preferred Stock:

            The Company has 25,000,000 shares of preferred stock authorized and has 450,000 shares of Series A Preferred issued and outstanding and 80,000 shares of Series B Preferred issued and outstanding as of September 30, 2004. The Series A and Series B Preferred Stock (collectively "Preferred Stock") have the same terms and conditions. The Preferred Stock is (i) entitled to cumulative dividends at a rate of 4.0% of the liquidation value ($1.00 per share), (ii) convertible at any time into common stock at a rate of 95% of the average closing market price of the common stock for five days preceding conversion (4,404,885 and 8,105,228 common shares as of September 30, 2004 and December 31, 2003, respectively), (iii) redeemable at any time by the Company for $1.00 per share, (iv) entitled to one vote per share.

            As of September 30, 2004 and December 31, 2003, the Company has cumulative, undeclared dividends in arrears on the Preferred Stock of $0 and $82,510, respectively.

      (b)   Settlement Agreement:

            On July 2, 2004, the Company entered into a Settlement Agreement with James R. Garn, Ethan W. Willis, and Ethan and Randy, LC (the "Settlement Agreement") pursuant to which the parties agreed to settle all disputes between them, including all disputes relating to the Company's 2001 acquisition from Garn and Willis of the outstanding stock of Energy Professional Marketing Group, Inc. ("EPMG").

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

            The Company recorded the settlement on the effective date. No gain or loss arose from the settlement pursuant to generally accepted accounting principles, which requires a company's receipt of its own securities in such transactions to be treated as transactions affecting only stockholders' equity. In addition, the Company has concluded that the transaction does not meet the conditions for treatment of EPMG as a discontinued operation due to the fact that continuing agreements between the Company and EPMG for cross selling of each other's products and services rise to the level of the Company's significant continuing involvement in the operations of the disposed component.

      (c)   Signing Bonus:

            On August 4, 2004, the Board of Directors unanimously approved a resolution authorizing the hiring of a new Chief Executive Officer, Peter M. Peterson, and a new Chief Financial Officer, Christopher J. Floyd, under specific terms of employment. Among those terms were the issuance to each executive 3,500,000 shares of common stock of the Company, having the usual restrictive legend and no vesting period (see Exhibits 10.1 and 10.2 of the Company's June 30, 2004 Report on Form 10QSB).


(4)   RELATED PARTY TRANSACTIONS

      (a)   Sales Leads:

            The Company purchased sales leads from Education Success Institute, Inc. (ESI), which was owned by two former employees of the Company. The cost of sales leads purchased during the nine months ended September 30, 2004, which is based upon a percentage of revenue, amounted to $3,927,171.

      (b)   Settlement Agreement:

            The Company and two former officers of the Company were involved in a dispute that was settled on July 2, 2004 (see 3(b) "Settlement Agreement" above).

      (c)   Collection Agreement:

            In October 2004 the Company entered into a Collection Agreement with Magna Charter, Inc. a firm owned by a former officer of the Company who is also related to the President of the Company. We believe the contract was negotiated at arms length and contains terms comparable to the terms that would be obtained in such an agreement with an unrelated third party.

(5)   COMMITMENTS AND CONTINGENCIES

      (a)   Leases:

            Future minimum lease payments under noncancelable operating leases (with initial terms in excess of one year) and future minimum capital lease payments as of September 30, 2004 are as follows:

                                                                           Capital            Operating
                  Year ending December 31:                                  Leases              Leases
                                                                      ------------------- -------------------
                  Three months ending December 31, 2004                            4,294        27,593
                  2005                                                             7,169        72,454
                  2006                                                             5,770        34,888
                  2007                                                                 -             -
                                                                                --------      --------
                  Total noncancelable lease payments                              17,233       134,935
                                                                                ========      ========

                  Less amount representing interest                                1,651
                                                                                --------

                                                                                  15,582
                                                                                ========

                  Principal amount due in one year                                 8,744
                  Principal amount due after one year                              6,838
                                                                                --------
                                                                                 $15,582
                                                                                ========

            Rent expense under all operating leases for the quarter ended September 30, 2004 was $20,117.


      (b)   Content Providers:

            The Company is a party to several agreements that provide for the educational content and multimedia materials used in the educational offerings. Generally, these agreements provide for a commission, generally 8% to 10%, of actual sales. The maintenance of content agreements is a critical element to the Company's continuing viability.

      (c)   Servicing Arrangements:

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

      (d)   SEC Investigation:

            On June 24, 2003, the Securities and Exchange Commission issued a formal order of investigation authorizing subpoenas for documents and testimony in connection with the investigation of certain securities matters. The Company has and intends to continue to fully cooperate with the SEC in its investigation.

      (e)   Litigation:

            None.

      (f)   Income Tax Returns:

            Accrued income taxes related to prior tax periods and accrued interest/tax penalties related to prior tax periods amounted to $601,400 and $183,110, respectively as of September 30, 2004. In November 2004 the Company filed its 2003 and 2002 Federal and State of Utah income tax returns. The Company intends to pay approximately $685,000 in accrued taxes and interest before the end of November 2004. In November, the Company also filed an amended return for 2001 that seeks the reduction of the total tax, interest and penalty from approximately $1,000,000, which was recorded in 2001, to $784,410.


      (6)   SUBSEQUENT EVENTS.

            Effective November 12, 2004, Peter Justen resigned from the Board of Directors.

            On November 18, 2004, the Company closed a transaction to acquire all of the assets and the business of Get in the Game. The Company will operate this new business as a wholly owned subsidiary, Get in the Game, Inc. This new business is focused on providing information and consulting, primarily through seminars and online marketing, to student athletes and their parents. The acquisition was accounted for as an asset purchase valued at $341,000 comprising $200,000 in equity and the assumption of $141,000 in debt. Equity was in the form of restricted shares of the Company's common stock, valued at $0.2075, the 20 trading day average closing price prior to closing.

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

OVERVIEW

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three and nine months ended September 30, 2004 and 2003. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below.

Allowances for Doubtful Accounts

Our net notes receivable amounted to $1,001,520 as of September 30, 2004 and relate to product financing arrangements entered into with our clients. These notes are unsecured, bear interest at 15% and have terms ranging between one and two years.

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

Services Revenues: The Company's educational offering includes multiple sessions with a Company employed coach. We recognize services revenue pro rata as coaching/training sessions are rendered. Deferred revenue represents the price of future coaching sessions that students have paid for ($114,300), less the applicable commissions to sales employees ($9,084).

Our obligation to provide coaching and training ceases one year following the sale. Refunds for unused courses are not provided for in the sales arrangement with the student. However, the Company offers refunds in certain circumstances for which a history has been developed to estimate and reserve such amounts.

RESULTS OF OPERATIONS

Three and nine month periods ended September 30, 2004 and September 30, 2003.

Revenues

Revenues for the three months ended September 30, 2004 and 2003 were $254,663 and $9,076,162, respectively, which represents a 97.2 % decrease. Revenues for the nine months ended September 30, 2004 and 2003 were $17,522,145, and $21,648,365, respectively, which represents a 19.1% decrease. The Company's principal source of revenue for the quarters ended September 30, 2004 and 2003 consisted of business education and coaching services. Revenues decreased substantially in the third quarter over the third quarter of 2003 as a result of the Settlement Agreement with Garn and Willis whereby the majority of our EPMG subsidiary's operations, along with certain assets and liabilities, were transferred to Garn and Willis (see note 3(b) in the Notes to the Condensed Consolidated Financial Statements herein).

We record revenues for multimedia education materials (product sales) upon delivery of the material to our students. We record revenues for coaching sessions rendered and we defer revenue for coaching sessions that are paid for but have not yet been rendered. Our total services revenue deferral as of September 30, 2004 was $114,300 compared to $4,461,883 as of December 31, 2003. These deferred revenues are partially offset by lead splits and sales commissions paid when funds are received. Our deferral as of September 30, 2004 was less than the amount deferred as of December 31, 2003 as the number of open coaching sessions for which the Company is responsible for decreased markedly under the terms of the Settlement Agreement.

Substantially all of our revenues to date were derived from our EPMG subsidiary. On September 26, 2003, legal counsel representing the former principals of EPMG, notified us with an allegation that they were entitled to rescind the 2001 acquisition of EPMG. The notification alleged that the former principals were defrauded in connection with our acquisition of EPMG, Inc. and that they would seek litigation to effect a rescission of the 2001 purchase. On January 2, 2004, the Company and these former principals entered into a Memorandum of Understanding that provided for the settlement of the principals' claims through exchange of certain operating assets of EPMG for the common and preferred stock previously issued in connection with the merger.

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

Cost of Sales and Margins

Cost of sales for the quarters ended September 30, 2004 and 2003 were $98,900 and $4,612,375, respectively, representing gross margins of 61.2% and 49.2%, respectively. For the nine months ended September 30, 2004 and 2003, cost of sales were $8,200,575 and $10,674,800 respectively, representing gross margins of 53.2% and 50.7%, respectively. Cost of sales include (i) the cost of the multimedia educational materials that we ship to our students, (ii) the wages paid to our coaches and (iii) the commissions that we pay to lead sources. Our increased gross profit margin in the third quarter of 2004 reflects the Company's focus on internal generation of leads.

Selling Expenses

Selling expenses for the three months ended September 30, 2004 and 2003 were $11,856 (4.7% of revenue) and $2,072,032 (22.8% of revenue), respectively. Selling expenses for the nine months ended September 30, 2004 and 2003 were $4,090,845 (23.3% of revenue) and $5,138,849 (23.7% of revenue), respectively.
Selling expenses consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The overall decrease in selling expenses in the third quarter is attributed to the overall decrease in sales of products and services.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2004 and 2003 were $3,408,669 (1,338% of revenue) and $1,863,694 (20.5% of revenue), respectively. General and administrative expenses for the nine months ended September 30, 2004 and 2003 were $7,933,848 (45.3% of revenue) and $5,368,018 (24.8% of revenue), respectively. General and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company. The increase in general and administrative expenses was primarily attributable to a 7 million share signing bonus for the Chief Executive Officer and Chief Financial Officer, which was valued at $0.25 per share and expensed in the period.

Other Income (Expense)

Other Income (Expense) for the three months ended September 30, 2004 and 2003 were $513,921 and ($45,274), respectively. For the nine months ended September 30, 2004 and 2003, other income, net of other expenses was $626,363 and ($21,239), respectively. The increase in the current period Other Income is due primarily to the revaluation of the Company's estimated income tax liability.

Income Taxes

Our income tax provision amounted to $0.00 for the period ended September 30, 2004 versus a provision of $1,134,890 for the period ended September 30, 2003. For purposes of interim financial reporting, the Company projects its effective income tax rate for the entire fiscal year (39.5% for the nine month period ended September 30, 2004), taking into account all taxing jurisdictions, and applies such rate to interim pre-tax income. Changes in the projected effective tax rate in future quarters, if any, are accounted for prospectively in the period of change. Our income tax for the quarterly period ended September 30, 2003 was different than the statutory rates applicable to our taxing jurisdictions because of valuation allowances and non-deductible permanent differences (primarily income tax penalties).

Net Loss

Our net loss for the three and nine months ended September 30, 2004 amounted to $2,484,579 and $2,076,760, respectively, compared to net losses of $584,586 and $689,431 for the three and nine months ended September 30, 2003. Current year losses are attributable to the matters discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004 we had current assets of $4,187,669, which represents a decrease of $2,380,960 over current assets as of December 31, 2003. Most of the decrease is attributable to a decrease in cash and a decrease in Merchant Account balances. At September 30, 2004 we had cash on hand of $2,439,339, which represents an decrease of $1,451,591 over the balances as of December 31, 2003. The Company transferred approximately $1,000,000 in Merchant Account reserves under the terms of the Settlement Agreement. Notes receivable of $1,001,520, as of September 30, 2004 is net of our estimated reserve of $359,018 for bad debts. Gross notes receivable were $1,360,537 as of September 30, 2004 compared to $1,404,420 as of December 31, 2003.

At September 30, 2004 we had current liabilities of $2,923,504, which represents a decrease of $3,165,408 over current liabilities as of December 31, 2003. Our current liabilities include significant amounts associated with deferred revenue, commissions and reserves for returns. These accounts require complex subjective estimates. Our net deferred revenue of $114,300, which will not require cash outlays, decreased $1,742,947 from the balance as of December 31, 2003, again due primarily to the terms of the Settlement Agreement whereby the liability for fulfilling coaching sessions was assumed by a third pary. We are also liable for commissions to our sales force and to lead providers. These commissions payable, included as a component of accounts payable and accrued liabilities, total $9,084 as of September 30, 2004. The minimal figure is due to our focus on generating leads internally.

As September 30, 2004, our working capital increased to $1,264,164 from $479,716 as of December 31, 2003. We believe that our operating activities in 2004 will be sufficient to fulfill our obligations as they become due in the normal course of business.

We have no material commitments for capital expenditures. Capital expenditures in the quarter and nine months ended September 30, 2004 were $0.00 and $189,766, respectively.

Accrued income taxes related to prior tax periods and accrued interest/tax penalties related to prior tax periods amounted to $601,400 and $183,110, respectively as of September 30, 2004. In November 2004 the Company filed its 2003 and 2002 Federal and State of Utah income tax returns. The Company intends to pay approximately $685,000 in accrued taxes and interest before the end of November 2004. In November, the Company also filed an amended return for 2001 that seeks the reduction of the total tax, interest and penalty from approximately $1,000,000, which was recorded in 2001, to $784,410.

We currently do not have a stock option or stock purchase plan. We also currently do not have any employee benefit plans that would require the use of our securities.

EPMG TRANSACTION

On September 26, 2003, counsel representing the former principals of EPMG, Inc., who were then employees of EPMG, Inc., notified the Company that they were allegedly entitled to rescind the Company's 2001 acquisition of EPMG, Inc., which was accomplished in a stock-for-stock exchange, accounted for as a purchase business combination. The notification alleged that the former principals were defrauded in connection with the Company's acquisition of EPMG, Inc. and that they would seek litigation to effect a rescission of the 2001 purchase. On January 2, 2004, the Company and these former principals entered into a Memorandum of Understanding that provided for the settlement of the principals' claims through exchange of certain operating assets of EPMG for the Company's common stock previously issued in connection with the merger.

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

OFF BALANCE-SHEET ARRANGEMENTS

The Company has no material off-balance sheet arrangements as of September 30, 2004.

ITEM 3. CONTROLS AND PROCEDURES

(a) As of September 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

(b) There were no changes in the Company's internal controls during the quarterly period ended September 30, 2004 or in other factors that could significantly affect internal controls, known to the Chief Executive
      Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b)There has not been any material arrearage in the payment of dividends on any preferred stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

b. Reports on Form 8-K

During the third quarter of the period convered by this report, the Company filed the following report on Form 8-K:

On July 19, 2004 the Company filed a Form 8-K (Items 2, 5 and 7) disclosing the results of the closing of a Settlement Agreement with two former officers and directors of the Company.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INNOVATIVE SOFTWARE TECHNOLOGIES, INC.


DATE:        November 22, 2004
                                        ----------------------------------------
                                        Peter M. Peterson
                                        Chief Executive Officer and Director



                                        ----------------------------------------
                                        Christopher J. Floyd
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                                      Description




2.1               Asset  Purchase  Agreement  by and between  Douglas W. Single,
                  Innovative Software  Technologies,  Inc., and Get in the Game,
                  Inc. dated as of November 18, 2004.

10.1              Employment  Contract for Douglas W. Single,  Vice President of
                  Business Development of Innovative Software Technologies, Inc.

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