Form 10KSB
period 2004-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2005-05-05
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       COMMISSION FILE NUMBER: 000-1084047

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               CALIFORNIA                                 95-4691878
               -----------                                ----------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)


  100 NORTH TAMPA STREET, SUITE 2410, TAMPA, FL            33602
  ---------------------------------------------            -----
    (Address of Principal Executive Offices)            (Zip Code)


                                (813) 387 - 3310
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of May 2, 2005 was approximately $2,796,751. The registrant had issued and outstanding 50,383,680 shares of its common stock on May 2, 2005.

                                    CONTENTS

                                     PART I

  ITEM 1.      DESCRIPTION OF BUSINESS.........................................1
  ITEM 2.      PROPERTIES......................................................8
  ITEM 3.      LEGAL PROCEEDINGS...............................................9
  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............10

                                     PART II

  ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS....................................11
  ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................13
  ITEM 7.      INDEX TO FINANCIAL STATEMENTS..................................20
  ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................20
  ITEM 8A      CONTROLS AND PROCEDURES........................................21

                                    PART III

  ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT............................................22
  ITEM 10.     EXECUTIVE COMPENSATION.........................................26
  ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................28
  ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................31
  ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K........................................31
  ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................31

               SIGNATURES.....................................................32
               EXHIBIT INDEX..................................................33

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

(a) History of our Company

Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of California in May 1998.

On April 16, 2001, we acquired 100% of the outstanding common stock of Triad Media, Inc. ("Triad"), formerly known as Hackett Media, Inc. ("Hackett") in a share exchange transaction. The acquisition resulted in the owners of Hackett holding 90% of our outstanding capital stock and having effective operating control of the combined entity after the acquisition. As a result of this acquisition, the Company's and its subsidiaries' primary business consisted of Internet sales and marketing.

On December 31, 2001, we purchased all of the outstanding shares of Energy Professional Marketing Group, Inc. ("EPMG"), a technology marketing company based in Provo, Utah specializing in product fulfillment for outside vendors and technology and database marketing. In connection with the acquisition, we issued 1,500,000 and 3,529,412 of Series A preferred and common shares, respectively. Following the purchase, EPMG became a wholly owned subsidiary of the Company.

On September 26, 2003, the former principals of EPMG alleged in writing that they were entitled to rescind the 2001 acquisition of EPMG. On July 2, 2004, we entered into a Settlement Agreement with the former principals, James R. Garn, Ethan W. Willis, along with Ethan and Randy, LC (the "Settlement Agreement") pursuant to which the parties agreed to settle all disputes between them, including all disputes relating to our 2001 acquisition from Garn and Willis of the outstanding stock of Energy Professional Marketing Group, Inc. ("EPMG").

Under the terms of the Settlement Agreement, Garn and Willis (the "Principals") surrendered all of their 6,784,762 shares of common stock, 1,200,500 shares of Series A Preferred Stock, and 80,000 shares of Series B Preferred Stock, in exchange for certain assets of EPMG. These assets include EPMG's rights under certain credit card processing contracts (including receivables relating to reserves under those contracts in the amount of approximately $1,000,000), substantially all of the tangible fixed assets of EPMG's Utah facility, and certain intangible assets of EPMG, such as specified website domain names, software, and customer lead data. The Settlement Agreement also sets forth certain agreements and covenants relating to an ongoing relationship between the parties through our Triad subsidiary. Subsequent to the Settlement Agreement, Garn and Willis have filed an action against the Company for breach of the Settlement Agreement related to certain reserve liabilities (see "Item 3 - Legal Proceedings" below).

On August 4, 2004, Peter M. Peterson replaced Douglas S. Hackett as our Chief Executive Officer (with Mr. Hackett remaining as President), and Christopher J. Floyd was elected as our Chief Financial Officer. In October 2004 we relocated our corporate headquarters from Kansas City, Missouri, to Tampa, Florida. Effective April 7, 2005, Mr. Hackett resigned as President and as a director of the Company.

On April 20, 2005, we entered into a stock purchase agreement with Mr. Hackett for the sale to Mr. Hackett of all common shares our subsidiary Triad in exchange for the surrender by Mr. Hackett of 4,935,015 shares of our common stock held by him. Since the transaction involves receipt of our common stock in exchange for the subsidiary, we will record this transaction during the second fiscal quarter in 2005 as an equity transaction.

In addition, Triad possesses the continuing relationship and involvement with the business of EPMG following the July 2, 2004 spin off described above. As a result of the sale of Triad we are no longer engaged in the development, marketing and delivery of business-type educational programs and have no continuing involvement with the business of EPMG. Accordingly, our financial statements subsequent to the stock purchase agreement will be restated to reflect both EPMG and Triad as discontinued operations. These two former subsidiaries represented substantially all of our operations.

(b) Our Business

Historically, we have been engaged in the development, marketing and delivery of Internet websites, database management programs, and business educational programs, generally to individuals, throughout the United States of America. Our educational programs combined both self-training by our clients and personal coaching by our employees. During 2004, our educational programs were concentrated in two product lines: Real Estate and Internet Marketing, which together comprised over 90% of 2004 revenues. During 2004, we also sold other products, including tax and personal finance software. In March of 2005, our board of directors determined to discontinue these businesses and undertake a strategy of growth through acquisition of private companies and internal product and services development focused on small and medium sized businesses and the medical market, as discussed in more detail below.

HISTORICAL PRODUCTS AND SERVICES

The following is a description of our historical products and services:

Business Education and Coaching Services - We have historically sold business education and coaching services in the areas of real estate investing, stock market investing, and Internet business operations, principally to individual customers throughout the United States of America. This offering represented over 90% of our consolidated revenues during the fiscal year ended December 31, 2004.

These offerings were typically rendered over a six to ten week period. Coaching services were either provided internally by our employees or outsourced to a third-party vendor for fulfillment of the coaching service. Multimedia educational materials used by our clients and coaches in connection with the business education and coaching services were generally sold as a bundled package along with our coaching services. However, clients often purchase only the coaching sessions or only the multimedia educational materials.

Enterprise Management System (EMS) - Our Enterprise Management System product offering ("EMS") provided entrepreneurs with an integrated website and backend business management solution. This product empowered small business owners to manage, control, automate, and regulate all business related operations. We also provided the same system tailored to real estate professionals, and this system contained tools to post properties for sale, amortization calculators and sample contracts.

OUR NEW BUSINESS STRATEGY

The Company has determined to focus on providing a series of products and services to the small and medium-sized business ("SMB") marketplace and, concurrent with its sale of Triad in April 2005, to discontinue sales of its Internet and Real Estate products and services to individuals. In furtherance of this strategy, we intend to pursue the acquisition and integration of privately held companies with synergistic product lines and services for the SMB market. In evaluating potential acquisitions, we will consider the potential for operating cost reductions, revenue growth through existing sales personnel, managerial efficiencies, and other relevant factors. As consideration for future acquisitions, we intend to use combinations of common stock and cash. The consideration for each future acquisition will vary on a case-by-case basis depending on our financial interests, the historical operating results of the acquisition target, and the growth potential of the business to be acquired.

We have identified several acquisition candidates that provide a variety of complimentary products and services including:

      o     Internet email and website hosting

      o     Secure email and hosting for HIPPA compliant service

      o     Network services including hardware and software reselling

      o     Internally   developed   software   applications   for  the  medical
            marketplace

      o     Medical based product reselling

      o     HIPPA consulting

      o     Graphics and web based industry targeted software

However, there is no assurance that we will be able to consummate the acquisition of any of the candidates we have identified, and there is no assurance that we will be able to identify or complete any other acquisitions.

To date, we have generated no revenues from the provision of goods and services to the SMB marketplace, and we do not market any such products and services. The right to market and/or sell any such products and services will be obtained, if at all, solely through acquisition of business or product rights.

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

EMPLOYEES

As of May 3, 2005 Innovative and its subsidiaries employed a total of 6 persons. None of our employees is represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.

FACTORS AFFECTING FUTURE RESULTS

Factors that could cause the Company's actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

We May Not be Able to Successfully Identify, Consummate, or Integrate Acquired Businesses.

As of May 2, 2005, we do not have any revenue-generating business operations. A primary part of our business strategy is to increase our size by pursuing acquisitions of complementary and higher-margin businesses that will expand our product offerings and enable us to achieve economies of scale. However, we may not be able to successfully identify any potential acquisition candidates, and even if we do, we may not be able to consummate the acquisition on favorable terms or obtain the benefits we anticipate from such a transaction. Even if we consummate any acquisitions, the transactions could pose significant integration challenges. For example, we may not be able to integrate the sales and marketing functions of any acquired businesses with our then-existing sales and marketing function.

The Spin-Off of EPMG and TRIAD Has Substantially Reduced our Revenues.

Substantially all of our revenues in 2004 and 2003 were derived from our EPMG and Triad subsidiaries. Following the spin-off of EPMG and Triad our operations, revenues, and consolidated assets have been significantly diminished. There can be no assurance that management's acquisition strategy will result in the timely replacement of that revenue at profitable margins, if at all.

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

We Must Continue to Attract, Train, Motivate and Retain Qualified Personnel.

We must attract, train, motivate and retain highly qualified personnel, particularly in the areas of sales and marketing. Because the competition for effective sales and marketing employees is intense, hiring, training, motivating, retaining and managing employees with the strategic and technical skills we need is both time-consuming and expensive. If we fail to attract, train and retain key personnel, we may experience delays in marketing and commercialization of our products and services.
Because Our Growth Strategy Entails the Acquisition of Products that Rely on Technology, Our Business Will Suffer If We Fail to Protect Our Intellectual Property Rights to That Technology Against Infringement by Competitors.

To protect our intellectual property rights in any product offerings we may acquire, we will rely on a combination of copyright and trade secret laws, restrictions on disclosure, and utility and design patents where appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our technology and solutions. Monitoring unauthorized use or copying of our products is difficult and the steps we take may not prevent unauthorized use or copying, particularly in foreign countries where the laws may not protect our proprietary results as fully as in the United States. If we fail to protect our intellectual property from infringement, other companies may use our intellectual property to offer competitive products. If we fail to compete effectively against these companies, we could lose customers and experience a decline in sales of our solutions and revenues.

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

The Volatility of Our Securities Prices May Increase.

The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

      [ ]   quarter-to-quarter variations in operating results,

      [ ]   adverse news announcements,

      [ ]   the introduction of new products and services, and

      [ ]   market conditions in our industry.

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

Our Quarterly Operating Results May Fluctuate.

Based on our business and industry, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

      [ ] our ability to attract new customers at a steady rate and maintain customer satisfaction,

      [ ]   the demand for the products and services we intend to market, and

      [ ]   the  introduction  of  new  or  enhanced   services  by  us  or  our
            competitors, and

      [ ]   economic conditions specific to our business.

We Must Acquire or Internally Develop, Produce and Establish New Products and Services That Keep Up With Consumer Tastes and Demands.

The SMB market is characterized by frequent new products and service introductions and evolving industry standards. The introduction of product and services embodying new processes and technologies and the emergence of new industry standards can rapidly render existing services obsolete and unmarketable. Our success in adjusting to rapid technological change will depend on our ability to address the increasingly sophisticated and varied needs of customers. Due to inadequate technical expertise, insufficient finances or other reasons, we may be unable to accomplish these tasks. Such failure could have a material adverse effect on our operating results and financial condition.

Current Litigation relating to the EPMG Settlement Could Have a Material Adverse Effect on our Business, Operations, and Financial Condition.

Subsequent to the spin off of EPMG, as discussed in Note 3, the former principals, under the new name, Prosper Inc. filed a complaint that seeks a refund to the benefit of Prosper of certain reserve funds amounting to $580,000 that are due to former vendors of the Company. Under the EPMG Settlement Agreement, we agreed to pay certain reserves potentially owing to third-party vendors upon specified conditions. The lawsuit alleges that we have breached the obligation to pay these reserves, but we contest that the conditions for these payments have been satisfied and/or contest the amounts and payees of the payments that are alleged to be owing by us.

Although the Company believes that these allegations do not have any merit, if Prosper, Inc. were to prevail in its complaint there would be serious negative financial consequences. In addition, the time and expense associated with the defense of any such action could have a material adverse effect on the business, operations, and financial condition of the Company. Moreover, such an action could divert management's time and efforts away from the business of the Company.

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

ITEM 2.  PROPERTIES

Effective September 1, 2004, we entered into a 22 month lease in Tampa, Florida for approximately 2,795 square feet with a base rent of $4,658 per month, and relocated our corporate headquarters from Riverside, Missouri, to the Tampa office.

In December 2004 Triad entered into a lease for approximately 3,606 square feet in Kansas City, Missouri with a term beginning February 1, 2005 and ending January 31, 2010 and a base rent of $3,756.25 per month. Our prior lease in Riverside Missouri ended February 28, 2005. Mr. Hackett and Triad remain responsible for this lease.

ITEM 3.  LEGAL PROCEEDINGS
From time to time, we are involved in litigation concerning its business operations. Management believes that the litigation in which we are currently involved is not reasonably likely to be material to its financial condition, results of its operations or its cash flows, other than the litigation noted below.

SEC Investigation

On June 24, 2003 the Securities and Exchange Commission ("SEC") issued a formal order of investigation, authorizing the investigation of certain securities matters. The SEC staff has taken the testimony of certain officers and has informed us that it intends to take additional testimony. The SEC staff has also issued additional requests for the voluntary production of documents. Prior to the issuance of the order, we had voluntarily provided documents and information to the SEC staff in response to informal, non-public inquiries by the staff. On April 8th, 2005, the Independent Committee of the Board of Directors turned over the results of its investigation to the SEC and we intend to continue to fully cooperate with the SEC in its investigation.

Prosper, Inc. Complaint

Subsequent to the spin off of EPMG, as discussed above, the former principals, under the new name of Prosper, Inc. filed a complaint that seeks a refund to the benefit of Prosper of certain reserve funds amounting to $580,000 that are due to former vendors. Under the EPMG Settlement Agreement, we agreed to pay certain reserves potentially owing to third-party vendors upon specified conditions. The lawsuit alleges that we have breached the obligation to pay these reserves, but we contest that the conditions for these payments have been satisfied and/or contest the amounts and payees of the payments that are alleged to be owed by us.

Although we believe that these allegations do not have any merit, if Prosper, Inc. were to prevail in its complaint there would be serious negative financial consequences resulting from utilization of our cash reserves. Moreover, such an action could divert management's time and efforts away from the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the trading symbol "INIV". The common stock prices reflect inter-dealer prices, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

The following table sets forth, for the quarters indicated, the high and low closing sales price per share for our common stock, as reported by the OTC Bulletin Board:

                                                       High         Low
YEAR ENDING DECEMBER 31, 2003:
        First Quarter............................    $  0.14        0.06
        Second Quarter...........................       0.17        0.06
        Third Quarter............................       0.58        0.09
        Fourth Quarter...........................       0.44        0.20

YEAR ENDING DECEMBER 31, 2004:
        First Quarter............................    $  0.75        0.31
        Second Quarter...........................       0.51        0.25
        Third Quarter............................       0.35        0.14
        Fourth Quarter...........................       0.30        0.08

The closing price for the common stock on May 2, 2005 was $0.07 per share.

HOLDERS

As of December 31, 2004 we had 1,239 holders of record of our common stock.

DIVIDENDS

We do not  anticipate  paying any cash dividends in the  foreseeable  future and intend to retain  all  working  capital  and  earnings,  if any,  for use in the
Company's operations and in the expansion if its business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition and capital requirements, general business conditions, and such other factors as the Board of Directors deems relevant.

The holders of the shares of Series A Preferred are entitled to receive dividends at the rate of 4% per annum of the liquidation preference per share payable yearly in fully paid and non-assessable shares of the Corporation's common stock. The number of shares of common stock to be distributed as a dividend is calculated by dividing such payment by 95% of the Market Price on the first five trading days after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date. As of December 31, 2004 there were 450,000 shares of Series A Preferred Stock outstanding. As such, we have undeclared dividends in arrears for the period of $18,000.

RECENT SALES OF UNREGISTERED SECURITIES


On August 4, 2004 the board of directors passed a unanimous resolution directing the Company to hire Peter M. Peterson as its Chief Executive Officer and Christopher J. Floyd as its Chief Financial Officer. Included in each employment agreement was the issuance of 3,500,000 shares of common stock of the Company and, as such, a total of 7,000,000 shares of common stock were issued. These issuances were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

On August 31, 2004 Mr. Peterson and Mr. Hackett notified the Company of their election to convert their holdings of Series B Preferred Stock into shares of common stock of the Company. Mr. Peterson converted 20,000 shares of Series B Preferred stock and $1,330 in accrued dividends into 160,379 shares of common stock of the Company. Mr. Hackett converted 288,491 shares of Series B Preferred stock and $19,191 in accrued dividends into 2,313,395 shares of common stock of the Company. These issuances were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

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

OVERVIEW

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the two years ended December 31, 2004 and 2003. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

DISCONTINUANCE OF BUSINESS

Historically, we have been engaged primarily in the development, marketing and delivery of Internet websites, database management programs, and business educational programs, generally to individuals, throughout the United States of America through our EPMG and Triad subsidiaries. In July 2004, we spun off EPMG pursuant to a settlement agreement with the former principals, but did not exit the business at that time. In March of 2005, our board of directors determined to exit this business and undertake a strategy of growth through acquisition of private companies and internal product and services development focused on small and medium sized businesses and the medical market, and spun off Triad in April 2005. As a result, effective April 20, 2005, we are no longer engaged in this business and have no continuing involvement with EPMG or Triad. Accordingly, our financial statements subsequent to the stock purchase agreement related to Triad will be restated to reflect EPMG and Triad as discontinued operations. These two former subsidiaries represented substantially all of our operations. We will have no continuing involvement with either of these companies following the spin off of Triad.

In furtherance of our new strategy, we have identified several acquisition candidates that provide a variety of complimentary products and services including:

      o     Internet email and website hosting

      o     Secure email and hosting for HIPPA compliant service

      o     Network services including hardware and software reselling

      o     Internally   developed   software   applications   for  the  medical
            marketplace

      o     Medical based product reselling

      o     HIPPA consulting

      o     Graphics and web based industry targeted software

In the first quarter of 2005 we formed two new subsidiaries, "IST Integrated Solutions, Inc." ("IST Integrated") and "IST Medical Group, Inc." ("IST
Medical"). IST Integrated's mission is to provide a complementary set of information technology based products and services to the SMB marketplace. IST Medical's mission is to provide products and services to address the information needs of healthcare providers through the development of integrated clinical and administrative solutions. IST Integrated and IST Medical will also function as acquisition vehicles. In addition, our SoftSale, Inc. subsidiary will continue to be a distributor for third party as well as internally developed products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below.

Allowances for Doubtful Accounts

Our gross notes receivable amounted to $745,766 as of December 31, 2004 and relate to product financing arrangements entered into with our clients. These notes are unsecured, bear interest at 15% and have terms ranging between one and five years. The Company has not and does not intend to sell or otherwise transfer these receivables. As of December 31, 2004, we have recorded reserves of $245,296 for estimated uncollectible amounts.

The allowance for doubtful accounts is based upon our best estimate of the amount of probable credit losses in the existing notes based upon our historical loss rates experienced on such financing arrangements. A note is considered impaired pursuant to Financial Accounting Standards Board Statement 114, Accounting by Creditors for Impairment of a Loan. Pursuant to Statement 114, a
note is impaired if it is probable that we will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. We do not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

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

Services  Revenues:  The educational  offering includes multiple sessions with a
Company employed coach. We recognize services revenue pro rata as coaching/training sessions are rendered. Deferred revenue represents the fair value of future coaching sessions that students have paid for ($111,600), less applicable sales commissions ($108).

Our obligation to provide coaching and training ceases one year following the sale. Refunds for unused courses are not provided for in the sales arrangement with the student. However, the Company offers refunds in certain circumstances for which a history has been developed to estimate and reserve such amounts.

RESULTS OF OPERATIONS

Year ended December 31, 2004 compared to the year ended December 31, 2003.

Revenues

Revenues for the years ended December 31, 2004 and 2003 were $17,341,520 and $26,884,246, respectively, which represents a 35% decrease. Our principal source of revenue for the years ended December 31, 2004 and 2003 consisted of business education and coaching services, which represented 98% of consolidated revenues. Revenues decreased substantially as a result of the spin-off of EPMG in July 2004 pursuant to a Settlement Agreement with Garn and Willis whereby the majority of our EPMG subsidiary's operations, along with certain assets and liabilities, were transferred to Garn and Willis (see note 3 in the Notes to the Condensed Consolidated Financial Statements herein). Upon the spin-off of our Triad subsidiary in April 2005, we are no longer in the business of education and coaching services. On a pro forma basis, assuming that these spin-offs had occurred on January 1, 2004, we would have had no revenues. Subsequent to April 2005, we will restate our financial statements to reflect EPMG and Triad as discontinued operations and, accordingly, will report no revenues from this business. Our only source of revenues prospectively will be those from Softsale, which is in its early stages of development, and business that we acquire, if any.

We recorded revenues for multimedia education materials (product sales) upon delivery of the material to our students. We recorded revenues for coaching sessions rendered and we deferred revenue for coaching sessions that are paid for but have not yet been rendered. We deferred $111,492 of services revenue as of December 31, 2004 and $4,461,883 as of December 31, 2003. Our deferral as of December 31, 2004 is substantially less than the amount deferred as of December 31, 2004 as the number of open coaching sessions for which we are responsible for decreased materially after the EPMG spin-off.

Cost of Sales and Margins

Cost of sales for the years ended December 31, 2004 and 2003 were $8,708,050 and $13,318,323, respectively, representing a decrease of 35%. Cost of sales included (i) the cost of the multimedia educational materials that we ship to our students, (ii) the wages paid to our coaches and (iii) the commissions that we pay to lead sources. . The decrease in cost of sales is attributed to the decrease in sales of products and services, while the cost of sales margin remained consistent at approximately 50% of sales for 2004 and 2003.

Selling Expenses

Selling expenses for the years ended December 31, 2004 and 2003 were $4,047,152 and $6,094,250, respectively, representing a decrease of 34%. Selling expenses consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The decrease in selling expenses is attributed to the decrease in sales of products and services and the selling expense margin remained constant at 23% of sales for 2004 and 2003.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2004 and 2003 were $8,218,831 and $7,533,571, respectively, representing an increase of 9%. General and administrative expenses as a percentage of sales rose to 47% in 2004 from 28% in 2003. Our general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The primary reasons for the increase in general and administrative expenses was attributable to higher legal and other professional fees related to the Settlement Agreement and the SEC investigation, and recruiting expenses for the hiring of a new CEO and CFO ($1,850,000 of which $1,750,00 was in common stock).

Other Income (Expense)

Other income, net of other expenses for the years ended December 31, 2004 and 2003 were $151,127 and $246,100, respectively, representing a decrease of 39%. The decrease is attributable to the decrease of $240,798 in interest income from our financing notes receivable balance partially offset by a $98,390 lower charge for penalties and interest for late tax filing as compared to last year.

Income Taxes

Our benefit from income taxes amounted to $249,837 for the year ended December 31, 2004 compared to a provision of $(346,955) for the year ended December 31, 2003. We are able to carry back our 2004 operating losses in which generated refundable income taxes of $582,836. However, we were required to increase our valuation allowances for recoverability of deferred tax assets due to the discontinuance of our business described above. Increases in our valuation allowances resulted in a decrease in our net tax benefit for 2004. Our income taxes in 2003 differed from amounts calculated by applying the statutory rates to our net loss because tax law prohibits our ability to deduct certain material reserves related to our notes receivable and our reserve for returns and refunds. Such amounts are deductible when actually incurred.

As of December 31, 2004 and 2003 our net deferred tax assets amounted to $-0-and $475,578, respectively. Deferred tax assets represent the value of future tax deductions and are net of a valuation allowance that is estimated by management. The valuation allowance, which is included in the above amounts, amounted to $689,207 and $331,851, as of December 31, 2004 and 2003,
respectively. As previously mentioned, the valuation allowance was increased in 2004 to fully reserve all deferred taxes as the Company currently has no operating businesses.

Net Loss

Our net loss for the year ended December 31, 2004 amounted to $3,231,549, compared to a loss of $202,752 for the year ended December 31, 2003. This increase was attributable to the matters discussed above relating to the spin off of EPMG, which including decreased revenue and markedly increased general and administrative expenses. Our decision to spin off Triad in April 2005 is expected to decrease our net loss by approximately $50,000 per month following the spin off.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, during the year ended December 31, 2004, we spun off a significant portion of our revenue producing operations to certain shareholders. The remaining operations are minimal. As a result of the spin off, we have incurred a loss of $3,231,549 and used cash of $3,189,958 in its operating activities during the year ended December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is currently engaged is seeking merger and acquisition candidates within the technologies industry, which have revenue producing and cash generating operations. While management has identified a number of prospective acquisition targets, there can be no assurance that any acquisition will be completed or that this strategy would be successful. In addition, management anticipates that it will need to raise additional capital to support its operations until a successful acquisition or acquisitions can be completed. There can be no assurance that management will be able to acquire additional capital at acceptable terms, if at all.

As of December 31, 2004 we had cash and other reserves amounting to $876,472, and certain receivables that are expected to be collected during the year ended December 31, 2005 amounting to $681,545 net of allowances and refundable income taxes of $582,836. In the absence of a strategic acquisition of funding, described in Note 2 to our financial statements, management believes that it can curtail operating expenses and defer trade payables sufficient to maintain our existence through the third fiscal quarter of the year ended December 31, 2005. There can be no assurances that we can acquire companies or curtail our expenses sufficiently to maintain our operations.

Our financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

At December 31, 2004 we had current assets of $2,200,069, which represents a decrease of $4,368,560 over current assets as of December 31, 2003. Much of the decrease is attributable to a decrease in cash and merchant accounts receivable arising from the spin-off of EPMG. At December 31, 2004 we had cash on hand of $876,472, which represents a decrease of $3,014,457 over the balances as of December 31, 2003.

At December 31, 2004 we had current liabilities of $1,167,365, which represents a decrease of $4,921,547 over current liabilities as of December 31, 2003. Our current liabilities include significant amounts associated with trade customers, deferred revenue, commissions and reserves for returns. Certain of these accounts require complex subjective estimates. Our deferred revenue of $111,492, which will not require cash outlays, decreased $1,745,755 over the balance as of December 31, 2003. This decrease is attributable to the spin-off of EPMG and the subsequent lower level of sales.

As December 31, 2004 our working capital increased to $1,032,704 from $479,715. This increase results from the spin-off of EPMG, which carried significant current liabilities related to the educational and coaching business. However, with the April 2005 spin off of Triad, we currently have no operating business and no cash is being generated from revenues. Accordingly, our working capital will decline as we address our new business development initiatives.

We have no material commitments for capital expenditures. Capital expenditures in 2004 of $36,552 relate primarily to the set up of our Tampa offices. We may require additional facilities and support equipment if our growth rate continues at the current rate.

The Company has applied this year's net operating loss to prior year's income for tax purposes and has estimated a refund due of $582,836.

On August 4, 2004 the board of directors passed a unanimous resolution directing the Company to hire Peter M. Peterson as its Chief Executive Officer and Christopher J. Floyd as its Chief Financial Officer. Included in each employment agreement was the issuance of 3,500,000 shares of common stock of the Company and, as such, a total of 7,000,000 shares of common stock were issued. These issuances were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933 as a transaction by an issuer not involving a public offering. We valued these common shares at trading market prices on the dates of the awards. Because the awards required no future performance, the full value of $1,750,000 was charged to operating expenses.

On August 31, 2004 Mr. Peterson and Mr. Hackett notified the Company of their election to convert their holdings of Series B Preferred Stock into shares of common stock of the Company. Mr. Peterson converted 20,000 shares of Series B Preferred stock and $1,330 in accrued dividends into 160,379 shares of common stock of the Company. Mr. Hackett converted 288,491 shares of Series B Preferred stock and $19,191 in accrued dividends into 2,313,395 shares of common stock of the Company. These issuances were exempt from registration pursuant to Section 4(2) under the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

We currently do not have a stock option or stock purchase plan. We also currently do not have any employee benefit plans that would require the use of our securities.

OFF BALANCE-SHEET ARRANGEMENTS

The Company has no material off-balance sheet arrangements as of December 31, 2004.

RECENT ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 153,  EXCHANGES OF NONMONETARY ASSETS
- AN AMENDMENT OF APB NO. 29 ACCOUNTING FOR NONMONETARY TRANSACTONS, which is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company's current financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 ("SFAS No. 123R"), SHARE-BASED PAYMENTS. The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005, with early adoption encouraged. The Company is currently evaluating the methodology for adoption on the impending effective date.

In April 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2004, is not anticipated to have a significant effect on our financial position or results of operations.

In May 2004, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2004, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2004. The statement was considered in regard to our Series A and Series B Preferred Stock and, as a result, is not anticipated to have a significant effect on our financial position or results of operations.

In December 2004, the FASB issued FASB Interpretation No. 46 (REVISED), Consolidation of Variable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. We currently have no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements for the years ended December 31, 2004 and 2003 are included elsewhere in this annual report. The contents of our financial statements are as follows:

                 2004 AND 2003 CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Aidman, Piser & Company, P.A.......................................F-2
Consolidated Balance Sheet as of December 31, 2004...........................F-3
Consolidated Statements of Operations for the
     Years Ended December 31, 2004 and 2003..................................F-4
Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 2004 and 2003..................................F-5
Consolidated Statements of Cash Flows for the
     Years Ended December 31, 2004 and 2003..................................F-6
Notes to Consolidated Financial Statements...................................F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 11, 2003, the Company engaged the accounting firm of Robison, Hill & Co., as the Company's new independent accountants to audit its financial statements for the fiscal years ended December 31, 2002 and 2001, and filed a Current Report on Form 8-K dated April 23, 2003 presenting this matter.

On January 26, 2004, the Company engaged the accounting firm of Aidman, Piser & Company, P.A. to audit the consolidated financial statements for the year ended December 31, 2004. In connection with the appointment the audit committee terminated the firm of Robison, Hill & Co. In connection with this change, there were no disagreements between the Company and the former auditors.

ITEM 8A  CONTROLS AND PROCEDURES

(a) As of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company, with the participation of the Company's management, carried out and evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

(b) There were no changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name                    Age        Position
----                    ----       --------

Peter M. Peterson       (48)       Chief Executive Officer, Chairman of the
                                   Board of Directors (1)

Christopher J. Floyd    (42)       Chief Financial Officer, Vice President of
                                   Finance, Secretary (2)

Douglas S. Hackett      (41)       President, Director (3)

William E. Leathem      (43)       Director


(1) Mr. Peterson was appointed Chairman of the Board of Directors on November 24, 2003, and Chief Executive Officer on August 4, 2004.

(2) Mr. Floyd was appointed Chief Financial Officer, Vice President of Finance and Secretary of the Board of Directors on August 4, 2004.

(3)   Mr. Hackett resigned as President and Director on April 7, 2005.


All of Innovative's directors serve for terms of one year each until their successors are elected and qualified.

Peter M Peterson has served as Chairman of the Board of Directors of Innovative since his election in November of 2003, and as Chief Executive Officer since his appointment in August 2004. Mr. Peterson is President, CEO and founder of Aspen Capital Partners, LLC a firm specializing in financial advisory and capital formation. Prior to founding Aspen Capital Partners, Mr. Peterson was Managing Director of Investment Banking with H. C. Wainwright & Co. He was also president of First American Holdings and Managing Director of Investment Banking for the firm. Prior to First American, he served as Vice President of Investment Banking with Josephthal, Lyons and Ross, A New York Stock Exchange member firm. Previous to Josephthal, Mr. Peterson was President of Triad Capital Partners and was responsible for assisting companies in going public, mergers and acquisitions, leveraged buyouts, recapitalizations, and private placements. Mr. Peterson has experience in arranging private placements, SEC documentation and reporting, financial consulting, real estate financings, securitized receivable and asset financings, strategic planning, transaction structuring, and negotiating. Mr. Peterson is a member of the National Association of Corporate Directors and Association of Corporate Growth. He is a 1979 graduate of University Florida. Mr. Peterson is chairman of the board of directors of CleanFuel USA, Inc.

Christopher J. Floyd has served as Chief Financial Officer, Vice President of Finance and Secretary of the Board of Directors since his appointment on August 4, 2004. Mr. Floyd has a broad financial, consulting and entrepreneurial background. As President of Axim Consulting Group, Inc. he worked with Innovative for a period of ten months, negotiating with former officers of the Company, performing accounting and SEC filing work, and assisting in strategic planning and business development. Previously, Mr. Floyd was the co-founder and Chief Financial Officer for Comworxx, Inc., which pioneered telematics products and services. Prior to Comworxx, Mr. Floyd was the co-founder and served as

Chief Financial Officer, Treasurer, and a director for Intelliworxx, Inc., a public company that designed and manufactured tablet computers and developed equipment training and maintenance software applications. He was responsible for all financial, administrative, legal, auditing and securities matters. Prior to Intelliworxx, Mr. Floyd worked in a variety of startup and turnaround situations both as a principal and as a consultant. Previously, Mr. Floyd worked for Ernst & Young in Berlin, Germany, performing both audit and consulting work, principally under privatization engagements for former East German enterprises. Mr. Floyd received his Master of Business Administration from the Wharton School of the University of Pennsylvania and his Bachelor of Science in Electrical Engineering from the University of South Florida.

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

William E. Leathem has served as a Director of Innovative since his election in April 2004. Mr. Leathem is owner of Kansas City based Prospero's Books and recently founded Spartan Press, a national publishing company. Mr. Leathem brings with him over 15 years of hands-on governmental leadership experience, including service with Missouri Senators Christopher Bond, current U.S. Attorney General John Ashcroft, former Kansas Senator Bob Dole, Congressman Roy Blunt, former Congressman Mel Hancock, and most recently served as Missouri's Director of Elections under Secretary of State Matt Blunt in 2001. As Deputy Campaign Manager of the 2000 Ashcroft for Senate Campaign, Mr. Leathem served as the chief implementation officer of a $10,000,000 U.S. Senate Campaign. Prior to 2000, Mr. Leathem served six years as Regional Director for U.S. Senator John Ashcroft. In that position, Mr. Leathem assisted in the design and implementation of office structures and technology-based day-to-day management systems, including the first ever, joint Senate office and the first Senate paperless office.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

Based solely upon the written representations of our executive officers and directors and upon copies of the reports that they have filed with the Securities and Exchange Commission ("SEC"), during the year ended December 31, 2004, our executive officers and directors filed with the SEC on a timely basis all required reports relating to transactions involving shares of our common stock beneficially owned by them except for the following:

      1. Pete Peterson, the Chairman of our Board of Directors and our CEO, filed a late Form 4 for the acquisition of 3,500,000 shares of our common stock in September 2004.

      2. Christopher Floyd, our CFO, filed a late Form 4 for the acquisition of 3,500,000 shares of our common stock in September 2004.

AUDIT COMMITTEE

In August 2003 the Board of Directors of the Company formed a standing Audit Committee consisting of Messrs. Justen, Leathem, and Peterson. Mr. Justen subsequently resigned from the Board of Directors of the Company on November 10, 2004. The Audit Committee has not yet adopted a formal charter but is responsible for overseeing the accounting and financial reporting processes of the Company, the appointment and oversight of the Company's independent auditor, consulting with the independent auditor regarding the adequacy of internal accounting controls, and reviewing the scope of the audit and results of the audit examination. The Securities and Exchange Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its Audit Committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. Presently, the Company is not in a position to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable.

CODE OF ETHICS

         The Company has not yet adopted a formal written code of ethics that applies to its principal executive, financial and accounting officers as described in Item 406 of Regulation S-B, although a draft of a Code of Ethics has been prepared and will be presented for adoption at the next meeting of the Company's Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

The table below details all plan and non-plan compensation awarded to, earned by, or paid to the persons serving as named executive officers for the fiscal years 2004 and 2003 per Item 402 of Regulation S-B.

----------------------- ------- -------------------------------- ------------------------------------- ----------
                                      Annual Compensation               Long-Term Compensation
----------------------- ------- -------------------------------- ------------------------------------- ----------
                                                                          Awards             Payouts
----------------------- ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
                                                      Other                    Securities                 All
         Name                                         Annual     Restricted    Underlying                Other
         and                                          Compen-      Stock        Options/     LTIP        Compen-
      Principal                 Salary       Bonus    sation     Award(s)(1)     SARs       Payouts      sation
       Position          Year      ($)        ($)      ($)          ($)           (#)         ($)         ($)
----------------------- ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
Peter M. Peterson
CEO & Chairman           2004     144,910          0      4,000            0        0           0          0
                        ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
                         2003      15,000          0          0            0        0           0          0
----------------------- ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
Douglas S. Hackett
President & CEO          2004     145,000    233,308     13,100            0        0           0          0
                        ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
                         2003     120,000    150,378     26,771       20,000        0           0          0
----------------------- ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
Christopher J. Floyd
CFO                      2004      75,000          0      4,000            0        0           0          0
                        ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------
                         2003           0          0          0            0        0           0          0
----------------------- ------- ---------- ---------- ---------- ------------ ------------- ---------- ----------

(1) Comprising shares of the Company's series B preferred stock at a stated value of $1.00 per share.

DIRECTORS' COMPENSATION

         Our non-employee directors receive an annual fee of $50,000 for their service to our board and are reimbursed for expenses incurred in attending board and committee meetings. Our Chairman of the Board of Directors also received an additional fee of $15,000 per month beginning in November 2003 through July 2004. In addition to the annual fees, each non-employee director is entitled to receive a per-meeting fee of $1,500 for each meeting of the board of directors or any board committee attended in person.

         No director who is an employee will receive separate compensation for services rendered as a director.

EMPLOYMENT AGREEMENTS

         Peter M. Peterson Effective August 1, 2004 we entered into an employment agreement with Peter Peterson that provides for his employment as Chief Executive Officer of the Company, which agreement expires on August 1, 2007. The agreement stipulates an annual base salary of $180,000, a signing bonus of $50,000, a stock grant of 3,500,000 shares, and an incentive compensation plan to be determined by the board. The board has not yet determined such a plan. Mr. Peterson's employment will terminate upon the earlier of his death, resignation, disability, or termination by the board of directors for any reason.

         Christopher J. Floyd Effective August 1, 2004 we entered into an employment agreement with Christopher Floyd that provides for his employment as Chief Financial Officer of the Company, which agreement expires on August 1, 2007. The agreement stipulates an annual base salary of $180,000, a signing bonus of $50,000, a stock grant of 3,500,000 shares, and an incentive compensation plan to be determined by the board. The board has not yet determined such a plan. Mr. Floyd's employment will terminate upon the earlier of his death, resignation, disability, or termination by the board of directors for any reason.

         D. Shane Hackett. On April 15, 2001 we entered into an employment agreement with Shane Hackett that, as amended, provides for his employment as President and Chief Executive Officer of the Company. Mr. Hackett resigned effective April 7, 2005 and no salary, bonus, or other compensation is payable under the contract.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 3, 2004, the number and percentage of shares of Common Stock of the Company, owned of record and beneficially, by each person known by us to own 5% or more of such stock, each director of the Company and by all executive officers and directors of the Company as a group.

                      Name and Address                Amount          Percent
Title of Class            of Owner                   Owned (1)      of Class (2)
--------------    ------------------------------    ----------      ------------

    Common        Peter M. Peterson
                  CEO and Chairman of the Board
                  2402 South Ardson Place
                  Tampa, Florida  33629               4,260,379         8.46%

    Common        Douglas S. Hackett
                  President and CEO
                  6500 N.W. Turnberry Ct.
                  Parkville, MO 64152                958,847(3)         1.90%

    Common        Christopher J. Floyd
                  Chief Financial Officer
                  6516 Windjammer Place
                  Bradenton, FL 34202                 5,210,874        10.34%

    Common        William Leathem
                  Director

                                                              0         0.00%
                                                    -------------------------
All Officers and Directors as a group (4 persons)    10,430,100        20.70%

(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.
(2) Based upon 50,383,680 shares of Common Stock outstanding as of May 3, 2005 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities.
(3) 958,847 shares represents shares of common stock beneficially owned by Douglas S. Hackett under Douglas Shane Hackett IRA. As part of the Triad Media, Inc. Stock Purchase Agreement, Mr. Hackett has exchanged all other of his shares of the Company (5,202,521 shares) in exchange for the shares of Triad Media, Inc. In addition, Mr. Hackett has relinquished control over the Harlaxton Limited Partnership which owns 2,865,926 common shares. The Company has the right to require Mr. Hackett to turn over to the Company the shares held in the Hackett IRA by providing a plan of return and by providing Mr. Hackett compensation for any adverse tax consequence of such a transaction.

                      Name and Address                Amount          Percent
Title of Class            of Owner                   Owned (1)      of Class (2)
--------------    ------------------------------    ----------      ------------

    Series A       Glendower Holdings, Ltd.
Preferred Stock    Shareholder
                   36 Hilgrove Street
                   St. Helier, Jersey JE4 8TR
                   Channel Islands                    350,000           77.8%

    Series A       Jarbridge, Ltd.
Preferred Stock    Shareholder
                   1934 Driftwood Bay
                   Belize City, Belize
                   Central America                    100,000           22.2%

All Officers and Directors as a group (0 persons)           0              0%

(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.
(2) Based upon 450,000 shares of Series A Preferred Stock outstanding as of April 14, 2005 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 20, 2005 Innovative Software Technologies, Inc. (the "Company") executed a Stock Purchase Agreement (the "Purchase Agreement") by and between the Company and Douglas Shane Hackett whereby the Company sold to Mr. Hackett its wholly owned Triad Media, Inc. subsidiary ("Triad"). Mr. Hackett is a former director, president, and chief executive officer of the Company.

Under the terms of the Purchase Agreement, Mr. Hackett exchanged 4,935,015 shares of common stock in the Company owned by him and his affiliates for 1,000 shares of common stock of Triad, this being the entire number of shares of Triad outstanding. As a result of this transaction, Mr. Hackett will have no remaining beneficial ownership interest in any securities of the Company, except for shares held in his IRA account that he has agreed will transfer to the Company or will inure to the economic benefit of the Company in the future. Triad owned all of the assets relating to the Company's education and coaching business. In determining the amount of consideration to be paid by Mr. Hackett for the stock of Triad, the board of directors of the Company took into account the lack of profitability of Triad.


ITEM 13.  EXHIBITS AND REPORTS ON 8-K

     a.  Exhibits

         The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-KSB.

     b. Reports of Form 8-K

       During the period covered by this report, the Company filed the following reports on Form 8-K:

              On January 9, 2004 the Company filed a Form 8-K (Item 5), announcing that Energy Professional Marketing Group, Inc., James Randolph Garn and Ethan Andrew Willis entered into a Memorandum of Understanding relating to certain claims previously made by Garn and Willis against the Company and others.

              On February 2, 2004 the Company  filed a Form 8-K (Item 4 and Item
              7) approving the Company's dismissal of Robison, Hill & Co. ("Robison") as independent auditors for the Company and its subsidiaries, and approving the Company's engagement of Aidman, Piser & Company as independent auditors for the Company and its subsidiaries, to replace Robison.

              On July 2, 2004 the Company  filed a Form 8-K (Item 2, Item 5, and
              Item 7) announcing the execution of a Settlement Agreement with James R. Garn, Ethan W. Willis, and Ethan and Randy, LC pursuant to which the parties agreed to settle all disputes between them, including all disputes relating to the Company's 2001 acquisition from Garn and Willis of the outstanding stock of Energy Professional Marketing Group, Inc. ("EPMG").

ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES

During the years ended December 31, 2004 and 2003 the Company paid Aidman, Piser & Company $68,636 and $104,044, respectively, for audit services in connection with the Company's annual report on Form 10-KSB and quarterly filings on Form 10QSB.

During the years ended December 31, 2004 and 2003 the Company paid Aidman, Piser & Company $0 and $18,833, respectively, for income tax services, which services were pre approved by our audit committee.

During the year ended December 31, 2003 the Company paid Robison, Hill and Co. $27,790 for audit services in connection with the Company's annual report on Form 10-KSB and Quarterly Filings on Form 10-QSB. During the year ended December 31, 2003 the Company paid Grant Thornton $5, for audit services in connection with the Company's annual report on Form 10-KSB and Quarterly Filings on Form 10-QSB.

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       INNOVATIVE SOFTWARE TECHNOLOGIES, INC.


       May 3, 2005                     /s/ Peter M. Peterson
       -----------                     ---------------------
                                       Peter M. Peterson
                                       Chief Executive Officer
                                       Chairman of the Board of Directors


       May 3, 2005                     /s/ Christopher J. Floyd
       -----------                     ------------------------
                                       Christopher J. Floyd
                                       Chief Financial Officer, Secretary


       May 3, 2004                     /s/ William E. Leathem
       -----------                     ----------------------
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

4.6 Financing Agreement dated January 25, 2001 among Iwasaka Investments Limited, Shane Hackett and Hackett Media, Inc.*

4.7 Amendment to Finance Agreement dated December 31, 2001 between Iwasaka Investments Limited and Innovative Software Technologies***

         Executive Compensation Plans and Arrangements: Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6 to the Quarterly Report on Form 10-QSB for fiscal quarter ended September 30, 2004

10.1 Opportunity and Strategic Alliance Agreement dated September 1, 2002 by and between Energy Professional Marketing Group, Inc. and Education Success, Inc.*

10.2 Employment Agreement dated April 15, 2001 between Innovative Software Technologies, Inc. and Douglas S. Hackett.*

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

10.17 Director Indemnification Agreement dated August 14, 2003 between Innovative Software Technologies, Inc. and Peter M. Peterson***

10.18 Director Indemnification Agreement dated August 4, 2003 between Innovative Software Technologies, Inc. and William E. Leathem***

10.19 Exchange Agreement dated February 26, 2004 between Innovative Software Technologies, Inc., EPMG, Inc., James R. Garn and Ethan A. Willis.

10.20 Indemnification Agreement dated December 15, 2003 between Innovative Software Technologies, Inc. and Linda W. Kerecman.

10.21 Employment Agreement dated August 1, 2004 between Innovative Software Technologies, Inc. and Peter M. Peterson.****

10.22 Employment Agreement dated August 1, 2004 between Innovative Software Technologies, Inc. and Christopher J. Floyd.*****

10.23 Stock Purchase Agreement dated April 20, 2005 by and between Innovative Software Technologies, Inc. and Douglas Shane Hackett.

21          Subsidiaries of the Registrant.*

31.1 Certification of Chief Executive Officer of Innovative Software Technologies, Inc. dated April 12, 2004.

31.2 Certification of Chief Financial Officer of Innovative Software Technologies, Inc. dated April 12, 2004.

32.1 Certification of Chief Executive Officer of Innovative Software Technologies, Inc. dated April 12, 2004, which is accompanying this Yearly Report on Form 10-KSB for the year ended December 31, 2004 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.

32.2 Certification of Chief Financial Officer of Innovative Software Technologies, Inc. dated April 12, 2004, which is accompanying this Yearly Report on Form 10-KSB for the year ended December 31, 2004 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.

99.1 Resignation Letter dated September 26, 2004 from James Randolph Garn to the Company.**

99.2 Resignation Letter dated September 26, 2004 from Ethan Andrew Willis to the Company.**

99.3        Memorandum of Holme Roberts & Owen LLP dated September 26, 2004.**


* Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears the same exhibit number.

** Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 3, 2004 which bears the same exhibit number.

*** Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2004 which bears the same exhibit number.

**** Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears exhibit number 10.1.

***** Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears exhibit number 10.2.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Report of Aidman, Piser & Company, P.A.......................................F-2

Consolidated Balance Sheet as of December 31, 2004...........................F-3

Consolidated Statements of Operations for the
Years Ended December 31, 2004 and 2003.......................................F-4

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2004 and 2003.......................................F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2004 and 2003.......................................F-6

Notes to Consolidated Financial Statements...................................F-7

             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Innovative Software Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Innovative Software Technologies, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Software Technologies, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Notes 2, 3 and 10 the Company spun off two operating subsidiaries to stockholders in two transactions during July 2004 and April 2005, which has materially curtailed its operations. Largely as a result of the July 2004 subsidiary spin-off, the Company incurred a net loss of $3,231,549 and used $3,189,958 cash in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these conditions are discussed in Note 2. The consolidated financial statements do not include any adjustments that may arise from this uncertainty.

                                               /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
April 7, 2005, except for Note 10, as to which the date is April 20, 2005

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

CURRENT ASSETS
    Cash                                                                $    876,472
    Accounts receivable:
    Merchant accounts receivable                                              87,417
    Notes receivable, net of allowance for doubtful
        accounts of $245,496                                                 594,128
    Inventory                                                                  5,471
    Refundable income taxes                                                  582,836
    Prepaid expenses and other current assets                                 53,745
                                                                        ------------
        TOTAL CURRENT ASSETS                                               2,200,069
                                                                        ------------
PROPERTY AND EQUIPMENT, NET                                                  104,424
GOODWILL                                                                   1,088,686
INVESTMENT                                                                   178,120
DEPOSITS                                                                      39,215
                                                                        ------------
        TOTAL ASSETS                                                    $  3,610,514
                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                               $    976,573
    Deferred revenue                                                         111,492
    Notes Payable and Current maturities of capital lease obligations         79,300
                                                                        ------------
        TOTAL CURRENT LIABILITIES                                          1,167,365
CAPITAL LEASE OBLIGATIONS                                                      8,249
                                                                        ------------
        TOTAL LIABILITIES                                                  1,175,614
                                                                        ------------

COMMITMENTS AND CONTINGENCIES (NOTE 9)                                            --

STOCKHOLDERS' EQUITY
    Series A preferred stock; issued and outstanding, 450,000 shares         450,000
    Common stock - authorized, 100,000,000 shares of
        $.001 par value; issued and outstanding, 55,586,198                   55,586
    Additional paid-in capital                                            18,398,495
    Accumulated deficit                                                  (16,469,181)
                                                                        ------------
        TOTAL STOCKHOLDERS' EQUITY                                         2,434,900
                                                                        ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  3,610,514
                                                                        ============

                             See accompanying notes.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                       2004             2003
                                                   ------------    ------------
REVENUE
     Services revenue                              $  7,655,530    $ 10,879,121
     Product sales                                    9,615,192      15,547,838
     Other revenue                                       70,797         417,287
                                                   ------------    ------------
        TOTAL REVENUE                                17,341,520      26,844,246
                                                   ------------    ------------

COST OF REVENUE
     Cost of services revenue                         3,507,022       5,745,871
     Cost of product sales and other revenue          5,201,028       7,572,452
                                                   ------------    ------------
        TOTAL COST OF REVENUE                         8,708,050      13,318,323
                                                   ------------    ------------

GROSS PROFIT                                          8,633,470      13,525,923
                                                   ------------    ------------

OPERATING EXPENSES
     General and administrative                       8,218,831       7,533,571
     Commissions and other selling expenses           4,047,152       6,094,250
                                                   ------------    ------------
        TOTAL OPERATING EXPENSES                     12,265,982      13,627,820
                                                   ------------    ------------
LOSS FROM OPERATIONS                                 (3,632,512)       (101,897)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
  Interest and penalties on late tax payments          (120,560)       (218,950)
  Other income                                          193,042          58,274
  Interest income, deposits                              10,969          92,671
  Interest income, financing arrangements               117,837         358,635
  Interest expense                                      (50,163)        (44,530)
                                                   ------------    ------------
        TOTAL OTHER INCOME (EXPENSE)                    151,127         246,100
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                    (3,481,386)        144,203

INCOME TAX BENEFIT (PROVISION)                          249,837        (346,955)
                                                   ------------    ------------

NET LOSS                                             (3,231,549)       (202,752)

UNDECLARED PREFERRED STOCK DIVIDENDS                    (18,000)        (76,195)
                                                   ------------    ------------

LOSS APPLICABLE TO COMMON STOCKHOLDERS             $ (3,249,549)   $   (278,947)
                                                   ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE            $      (0.06)   $      (0.01)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN BASIC AND DILUTED PER SHARE CALCULATION      53,350,775      52,859,490
                                                   ============    ============

                             See accompanying notes.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                                         RETAINED
                                   PREFERRED STOCK SERIES A    PREFERRED STOCK SERIES B          COMMON STOC            ADDITIONAL
                                   -------------------------   -----------------------    -------------------------      PAID-IN-
                                      SHARES        AMOUNT       SHARES       AMOUNT        SHARES        AMOUNT         CAPITAL
                                   -----------   -----------   ----------    ---------    ----------    -----------    -----------
Balance as of December 31, 2002      1,650,500   $ 1,650,500      328,491    $ 328,491    52,481,289    $    52,481    $13,119,719
                                   -----------   -----------   ----------    ---------    ----------    -----------    -----------
Issuance of Common Stock for
  services and charitable
  donation                                                                                                  415,897            416

Issuance of Series B Preferred
   Stock for Compensation                                         100,000      126,315

Net loss

Preferred Stock Accretions                                                      (6,315)
                                   -----------   -----------   ----------    ---------    ----------    -----------    -----------
Balance as of December 31, 2003      1,650,500   $ 1,650,500      428,491    $ 448,491    52,897,186    $    52,897    $13,163,749

Cancellation of Stock and net
  increase in Additional Paid-in
  Capital due to the the
  Settlement Agreement                            (1,200,500)  (1,200,500)     (80,000)      (80,000)    (6,784,762)        (6,785)

Issuance of Common Stock for
   executive signing bonuses                                                                              7,000,000          7,000

Conversion of Series B Preferred
  Stock and accumulated dividend
  into Common Stock                                              (308,491)    (328,491)    2,473,774          2,474        326,017

Repurchase of Series B Preferred
  Stock                                                           (40,000)     (40,000)

Net loss
                                   -----------   -----------   ----------    ---------    ----------    -----------    -----------
Balance as of December 31, 2004        450,000   $   450,000           --    $      --    55,586,198    $    55,586    $18,398,495
                                   ===========   ===========   ==========    =========    ==========    ===========    ===========


                                     EARNINGS         TOTAL
                                     (ACCUM.      STOCKHOLDERS'
                                     DEFICIT)        EQUITY
                                   ------------    -----------
Balance as of December 31, 2002    $(13,041,191)   $ 2,110,000
                                   ------------    -----------
Issuance of Common Stock for
  services and charitable
  donation                               44,030         44,446

Issuance of Series B Preferred
   Stock for Compensation                              126,315

Net loss                               (202,755)      (202,755)

Preferred Stock Accretions                6,315             --
                                   ------------    -----------
Balance as of December 31, 2003    $(13,237,631)   $ 2,078,006

Cancellation of Stock and net
  increase in Additional Paid-in
  Capital due to the the
  Settlement Agreement                3,135,728      1,848,443

Issuance of Common Stock for
   executive signing bonuses          1,743,000      1,750,000

Conversion of Series B Preferred
  Stock and accumulated dividend
  into Common Stock                                         --

Repurchase of Series B Preferred
  Stock                                  30,000        (10,000)

Net loss                             (3,231,549)    (3,231,549)
                                   ------------    -----------
Balance as of December 31, 2004    $(16,469,181)   $ 2,434,900
                                   ============    ===========

                            See accompanying notes.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                           For the Year
                                                                        Ended December 31,
                                                                   --------------------------
                                                                       2004           2003
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(3,231,549)   $  (202,752)
  Adjustments to reconcile net loss to
    net cash flows from operating activities
    Depreciation and amortization                                      106,742        222,188
    Stock based compensation                                         1,750,000        170,762
    Deferred income taxes                                              332,999        120,779
    Net change in operating assets and liabilities
      Merchant account receivables                                     (58,581)    (1,104,051)
      Other receivables                                                101,590        (41,818)
      Inventory                                                         (5,782)       (48,291)
      Refundable income taxes                                         (582,836)            --
      Prepaid expenses and other current assets                        (37,759)       762,412
      Accounts payable and accrued expenses                           (449,260)     2,136,514
      Deferred revenue                                                (440,318)     1,601,099
      Accrued federal and state income tax                            (675,204)       226,176
                                                                   -----------    -----------
      NET CASH FLOWS FROM OPERATING ACTIVITIES                      (3,189,958)     3,843,018
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in notes receivable from financed sales                   355,763       (935,191)
  Investment                                                          (178,120)            --
  Purchase of fixed assets                                             (36,552)      (326,380)
                                                                   -----------    -----------
      NET CASH FLOWS FROM INVESTING ACTIVITIES                         141,091     (1,261,571)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in capital lease obligations                                 44,410        (28,862)
  Repurchase of Series B Preferred Stock                               (10,000)            --
                                                                   -----------    -----------
      NET CASH FLOWS FROM FINANCING ACTIVITIES                          34,410        (28,862)
                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     (3,014,457)     2,552,584

CASH AT BEGINNING OF PERIOD                                          3,890,929      1,338,345
                                                                   -----------    -----------

CASH AT END OF PERIOD                                              $   876,472    $ 3,890,929
                                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for services / charitable contributions   $        --    $    44,446
                                                                   ===========    ===========
Issuance of Series B Preferred Stock as Compensation                        --        126,315
                                                                   ===========    ===========
Cash paid for income taxes                                             616,000             --
                                                                   ===========    ===========
Cash paid for interest                                                  50,163         44,530
                                                                   ===========    ===========
Property and equipment acquired under capital leases               $    15,192    $    90,750
                                                                   ===========    ===========

                             See accompanying notes.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   Organization and Description of Business:

            Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of California in May 1998. Prior to the spin off of EPMG, discussed in Note 3, and Triad, discussed in Note 10, the Company was engaged in the development, marketing and delivery of business-type educational programs, generally to individuals, throughout the United States of America. The Company's educational programs combined both self-training and coaching by Company employees. Following the spin-off of Triad, this business will be reported as a discontinued operation.

      (b)   Principles of Consolidation:

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EPMG, Inc. (See Note 3), Triad Media, Inc. (See Note 10) and SoftSale, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c)   Cash and Cash Equivalents:

            The Company considers all highly liquid financial instruments with a maturity when acquired of three months or less to be cash equivalents. Cash is concentrated in three regional financial institutions, in each case in amounts in excess of Federally-Insured levels.

      (d)   Accounts Receivable:

            Trade accounts receivable are comprised of hold-back amounts due from merchant credit card processing providers ("merchant accounts") and trade customers (also referred to as "clients."). The Company reviews its allowances for doubtful accounts monthly. Past due balances over ninety days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to these customers or the merchant accounts as of December 31, 2004.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (e)   Notes Receivable:

            Notes receivable relate to product financing arrangements entered into with the Company's students that meet certain credit qualifications. These notes are unsecured, bear interest at 15% and have terms ranging between one and five years. The Company has not and does not intend to sell or otherwise transfer these receivables.

            The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing notes based upon the Company's historical loss rates experienced on its financing arrangements. A note is considered impaired pursuant to Financial Accounting Standards Board Statement 114, Accounting by Creditors for Impairment of a Loan. Pursuant to Statement 114, a
            note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. Also see Note 8.

      (f)   Investment:

            Investment as of December 31, 2004 represents the Company's less than 20% investment in Persystent Technologies, Inc. The Company carries its investment in this private company on the cost basis and reviews it periodically for impairment. Management determined that there were no impairments in 2004.

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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (h)   Goodwill:

            Goodwill at December 31, 2004 represents the remaining excess of the purchase price over the fair values of net assets acquired in connection with the EPMG, Inc. acquisition. In accordance with Statement of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (SFAS142), goodwill resulting from the purchase was not be amortized into operations. Rather, such amounts were tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for the Company is at the enterprise level. The annual goodwill impairment test had two steps. The first, identified potential impairments by comparing the fair value of the Company, as determined using its trading market prices, with its carrying value, including goodwill. If the fair value exceeded the carrying amount, goodwill was not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill was less than the carrying amount, a write-down would be recorded. In the event that management of the Company determines that the value of goodwill has become impaired using this approach, an accounting charge for the amount of the impairment will be recorded. In applying this method during the year ended December 31, 2004, goodwill was determined not to be impaired. However, upon the sale of Triad (see Note 10) remaining goodwill associated with the education and coaching business will be charged to operations.

      (i)   Impairments of Long-lived Assets Other Than Goodwill:

            The Company adopted Financial Accounting Standards Board Statement No. 144 on January 1, 2002. In accordance with Statement 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
            Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

            Services Revenues: The educational offering includes ten or more sessions with a Company employed coach. The Company recognizes services revenue pro rata as coaching/training sessions are rendered. Deferred revenue represents the fair value of future coaching sessions that students have paid for $111,600, less the applicable sales commissions $108.

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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (o)   Recent Accounting Standards:

            In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS - AN AMENDMENT OF APB NO. 29 ACCOUNTING FOR NONMONETARY TRANSACTONS, which is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company's current financial condition or results of operations.

            In December 2004, the FASB revised its SFAS No. 123 ("SFAS No. 123R"), SHARE-BASED PAYMENTS. The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005, with early adoption encouraged. The Company is currently evaluating the methodology for adoption on the impending effective date.

(2)   LIQUIDITY AND MANAGEMENT'S PLANS

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, during July, 2004, the Company spun off EPMG, which represented a significant portion of its revenue producing operations to certain shareholders of the Company. During April 2005, the Company spun off Triad, further curtailing future operations. The remaining operations of the Company are minimal. As a result of the EPMG spin off, the Company has incurred a loss of $3,231,549 and used cash of $3,189,958 in its operating activities during the year ended December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


(2)   LIQUIDITY AND MANAGEMENT'S PLANS (CONTINUED)

      Management is currently engaged is seeking merger and acquisition candidates within the technologies industry, which have revenue producing and cash generating operations. While management has identified a number of prospective acquisition targets, there can be no assurance that any acquisition will be completed or that this strategy would be successful. In addition, management is seeking to raise additional capital to support its operations until a successful acquisition or acquisitions can be completed. There can be no assurance that management will be able to acquire additional capital at acceptable terms, if at all.

      The Company currently has cash and other reserves amounting to $876,472, certain receivables that are expected to be collected during the year ended December 31, 2005 amounting to $681,545, net of allowances and refundable income taxes of $582,836. In the absence of a strategic acquisition or funding, described in the previous paragraph, management believes that it can curtail operating expenses and defer trade payables sufficient to maintain the Company's operations through the third fiscal quarter of the year ended December 31, 2005. There can be no assurance that the Company can identify and acquire a merger candidate at acceptable terms, if at all. In addition, there can be no assurance that the Company will be successful in its acquisition of working capital.

      The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

(3)   SPIN-OFF OF EPMG

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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


(3)   SPIN-OFF OF EPMG (CONTINUED)

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

      Pursuant to the Settlement Agreement, the Company, the Principals, and their respective affiliates have entered into mutual waivers and releases relating to any and all claims that they may have had against one another other at any time through the date of the Settlement Agreement. Subsequent to the settlement, EPMG remained a wholly owned subsidiary of the Company.

      The Company recorded the settlement on the effective date. No gain or loss arose from the settlement pursuant to generally accepted accounting principles which requires a company's receipt of its own securities in such transactions to be treated as transactions affecting only stockholders' equity. In addition, the Company had concluded that the transaction does not meet the conditions for treatment of EPMG as a discontinued operation due to the fact that continuing agreements between the Company, through its Triad subsidiary, and EPMG for cross selling of each others products and services rise to the level of the Company's significant continuing involvement in the operations of the disposed component. However, as discussed in Note 10, the Company spun-off Triad in a similar manner in April 2005.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


(4)   PROPERTY AND EQUIPMENT

      Property and equipment consist of the following as of December 31, 2004:

                                                        DECEMBER 31, 2004
                                                        -----------------
         Machinery and Equipment                          $     85,832
         Computer Software (Website)                            87,589
         Furniture and Fixtures                                 56,099
         Leasehold improvements                                  5,452
                                                         --------------
                                                               234,973

         Accumulated depreciation and amortization            (130,549)
                                                         --------------
                                                          $    104,424
                                                         ==============

(5)   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following as of December 31, 2004:

                                                             DECEMBER 31, 2004
                                                             -----------------
           Accrued wages and other                              $  130,133
           Vendor holdback reserves                                580,000
           Reserves for returns and refunds                         88,212
           Accounts payable                                         57,668
           Interest and penalties on late tax payments             120,560
           Credit facility (a)                                          --
                                                               ------------
                                                                $  976,573
                                                               ============

      (a) The Company has a credit facility that provides for borrowings up to $50,000, with interest at Prime Rate, plus 2%. There were no outstanding borrowings as of December 31, 2004.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


(6)   OTHER STOCKHOLDERS' EQUITY

      (a)   Convertible Preferred Stock:

            The Company has 25,000,000 shares of preferred stock authorized and has designated 1,500,000 shares as $1.00 stated value Series A
            Preferred and 3,000,000 shares as $1.00 stated value Series B Preferred. Series A and Series B Preferred Stock (collectively "Preferred Stock") have the same terms and conditions. The Preferred Stock is (i) entitled to cumulative dividends at a rate of 4.0% of the liquidation value ($1.00 per share), (ii) convertible at any time into common stock at a rate of 95% of the average closing market price of the common stock for five days preceding conversion (3,947,368 common shares as of December 31, 2004), (iii) redeemable at any time by the Company for $1.00 per share, (iv) entitled to one vote per share.

      (b)   Stock-Based Compensation:

            During the year ended December 31, 2004, the Company issued 7,000,000 shares of its common stock in conjunction with the hiring of a new Chief Executive Officer and new Chief Financial Officer. The stock was valued at $0.25 per share (the closing market price on the date of issue) and a charge of $1,750,000 was recorded.

(7)   RELATED PARTY TRANSACTIONS

      During the year ended 2003 and through the date that EPMG was spun off in July 2004, the Company purchased sales leads from Education Success
      Institute, Inc. (ESI), which is owned by two officers of the Company, through its Energy Professional Marketing Group, Inc.. The cost of sales leads purchased from ESI during the year ended December 31, 2004, which is based upon a percentage of revenue, amounted to $3,927,171 as compared to $5,961,306 for the year ended 2003.

(8)   INCOME TAXES

      Provision (benefit) for income taxes consists of the following:

         Year ended December 31,                       2004             2003
                                                 --------------   --------------
         Current Federal                          $  (582,836)     $   226,176
                                                 --------------   --------------
               Total current taxes                   (582,836)         226,176
                                                                  --------------
         Deferred taxes:
             Federal                                  (24,357)         (97,918)
         Change in valuation allowance                357,356          218,697
                                                 --------------   --------------
               Total deferred taxes                   332,999          120,779
                                                 --------------   --------------
         Provision (benefit) for income taxes     $  (249,837)     $   346,955
                                                 ==============   ==============

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


(8)   INCOME TAXES (CONTINUED)

      The provision for income taxes, above, excludes $120,580 of interest and penalties that are included as a component of other expense and accounts payable and accrued liabilities.

      Deferred income tax assets have been fully reserved as of December 31, 2004 on the basis that future taxable income sources do not rise to the more likely than not level of Financial Accounting Standard No. 109.

      The components of deferred taxes as of December 31, 2004 are as follows:

      Net operating loss carryforward                  $   549,870
      Reserve for notes receivable                          93,902
      Other accrued expenses                                46,278
      Charitable contributions                               7,189
      Valuation allowance                                 (689,207)
                                                       -------------
      Total deferred tax assets, net                         8,032
                                                       -------------

      Basis difference in fixed assets                      (8,032)
                                                       -------------
      Total deferred tax liability                          (8,032)
                                                       -------------

      Net deferred tax assets                          $        --
                                                       =============

The provision (benefit) for income taxes varies from the amount computed by applying the federal statutory rate as summarized below:

      Year ended December 31, 2004                  Amount          Percent
                                                --------------    -----------
      Statutory rate                            $ (1,218,485)       (35.00%)
      State tax rate, net                           (113,145)        (3.25%)
      Permanent differences                          724,437         17.25%
      Change in valuation allowance                  357,356         14.00%
                                                --------------    -----------
                                                $   (249,837)        (7.00%)
                                                ==============    ===========

      Year ended December 31, 2003                  Amount          Percent
                                                --------------    -----------
      Statutory rate                            $     50,471         35.00%
      State tax rate, net                             13,023          3.25%
      Permanent differences                           64,764         40.75%
      Change in valuation allowance                  218,697        152.00%
                                                --------------    -----------
                                                $    349,955        241.00%
                                                ==============    ===========

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


(9)   COMMITMENTS AND CONTINGENCIES

      (a)   Leases:

            Future minimum lease payments under noncancelable operating leases (with initial terms in excess of one year) and future minimum capital lease payments as of December 31, 2004 are as follows:

                                                     Capital        Operating
            Year ending December 31:                 Leases          Leases
                                                 -------------    ------------
            2005                                  $     8,184     $   111,798
            2006                                        6,399          85,316
            2007                                        1,049          50,628
            After 2007                                     --         111,966
                                                 -------------    ------------
            Total noncancelable lease payments                    $   359,709
                                                       15,632     ============
            Less amount representing interest           2,495
                                                 -------------
                                                  $    13,137
                                                 =============

            Principal amount due in one year      $     6,384
            Principal amount due after one year         6,754
                                                 -------------
                                                  $    13,137
                                                 =============

            Rent expense under all operating leases for the years ended December 31, 2004 and 2003 was $198,877 and $229,959, respectively.

      (b)   SEC Investigation:

            On June 24, 2003, the Securities and Exchange Commission issued a formal order of investigation authorizing subpoenas for documents and testimony in connection with the investigation of certain securities matters. On April 8, 2005, the Independent Committee appointed by the Board of Directors of the Company delivered to the SEC its report based on its internal investigation. The Company has and intends to continue to fully cooperate with the SEC in its investigation.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


      (c)   Litigation:

            Subsequent to the spin off of EPMG, as discussed above, the former principals, under the new name of Prosper, Inc. filed a complaint that seeks a refund to the benefit of Prosper of certain reserve funds amounting to $580,000 that are due to former vendors. Under the EPMG Settlement Agreement, we agreed to pay certain reserves potentially owing to third-party vendors upon specified conditions. The lawsuit alleges that we have breached the obligation to pay these reserves, but we contest that the conditions for these payments have been satisfied and/or contest the amounts and payees of the payments that are alleged to be owed by us.

            Although we believe that these allegations do not have any merit, if Prosper, Inc. were to prevail in its complaint there would be serious negative financial consequences resulting from utilization of our cash reserves. Moreover, such an action could divert management's time and efforts away from the business of the Company.


(10)  SUBSEQUENT EVENTS

      Effective April 20, 2005, the Company entered into a stock purchase agreement with D. Shane Hackett, the Company's former Chief Executive Officer, for the sale to Mr. Hackett of all common shares of the Company's subsidiary Triad Media, Inc. in exchange for 4,935,015 shares of
      Innovative Software common stock from Mr. Hackett. Since the transaction involves the Company's receipt of its own common stock in exchange for the subsidiary common stock, the Company will record this transaction during its second fiscal quarter in 2005 as an equity transaction on the basis that receipts of a company's own equity is generally a capital transaction.

      In addition, Triad Media possesses the continuing relationship and involvement with EPMG following the spin off described in Note 3. As a result of this transaction, the Company is no longer engaged in the development, marketing and delivery of business-type educational programs and has no continuing involvement with EPMG or Triad. Financial statements issued subsequent to the stock purchase agreement will be restated to reflect EPMG and Triad Media, Inc. as a discontinued operation.

      The following unaudited pro forma statement of operations reflects the spin off of EPMG and Triad as if the transactions had been effected on January 1, 2004. The following unaudited pro forma balance sheet reflects the spin off of EPMG and Triad as if the transactions had been effected on December 31, 2004. Unaudited pro forma financial information is not necessarily indicative of the operations that would have resulted had the transactions been effected on the respective dates.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEARS ENDED DECEMBER 31, 2004


(10)     SUBSEQUENT EVENTS (CONTINUED)

                                             2004 CONSOLIDATED    2004 INCOME STATEMENTS FOR                             2004
                                              INCOME STATEMENT     DISCONTINUED OPERATIONS          PRO FORMA         PRO FORMA
                                                AS REPORTED     TRIAD MEDIA, INC.   EPMG, INC.     ADJUSTMENTS     INCOME STATEMENT
                                               ------------       ------------    ------------    ------------       ------------
Revenue                                        $ 17,341,520       $    413,443    $ 16,928,077    $(17,341,520)(1)   $         --
Cost of Sales                                     8,708,050             94,677       8,613,374      (8,708,050)(1)             --
                                               ------------       ------------    ------------    ------------       ------------
Gross Profit                                      8,633,470            318,767       8,314,703      (8,633,470)                --
                                               ------------       ------------    ------------    ------------       ------------

Operating Expenses:
     General and Administrative                   8,218,831          2,285,038       3,085,503      (5,370,541)(1)      2,848,290
     Selling                                      4,047,152            676,296       3,368,656      (4,044,952)(1)          2,200
     Writedown of Goodwill                               --                 --              --      (1,088,686)(2)      1,088,686
                                               ------------       ------------    ------------    ------------       ------------
     Total Operating Expenses                    12,265,982          2,961,334       6,454,159     (10,504,179)         3,939,176
                                               ------------       ------------    ------------    ------------       ------------

Other Income (Expense)                              151,127                 --          73,113         (73,113)(1)         78,013
                                               ------------       ------------    ------------    ------------       ------------

Income (Loss) from Continuing Operations       $ (3,481,386)      $ (2,642,568)   $  1,933,658    $  1,797,596       $ (3,861,162)
                                               ============       ============    ============    ============       ============

                                             2004 CONSOLIDATED     2004 BALANCE SHEETS FOR                              2004
                                               BALANCE SHEET       DISCONTINUED OPERATIONS          PRO FORMA         PRO FORMA
                                                AS REPORTED     TRIAD MEDIA, INC.   EPMG, INC.     ADJUSTMENTS       BALANCE SHEET
                                               ------------       ------------    ------------    ------------       ------------
Current Assets                                 $  2,200,069       $    317,448    $         --    $   (317,448)(1)   $  1,882,620
Fixed Assets, net                                   104,424             68,561              --         (68,561)(1)         35,863
Goodwill                                          1,088,686                 --              --      (1,088,686)(2)             --
Other Assets                                        217,335            207,197              --        (207,197)(1)         10,139
                                               ------------       ------------    ------------    ------------       ------------
     Total Assets                              $  3,610,514       $    593,206    $         --    $ (1,681,892)      $  1,928,622
                                               ============       ============    ============    ============       ============

Current Liabilities - Continuing Operations    $  1,167,365       $    274,426    $         --        (274,426)(1,3) $    249,408
Current Liabilities - Discontinued Operations            --                 --         643,532              -- (1,3)      643,532
Long-term Liabilities                                 8,249              8,249              --          (8,249)(1)              0
Other capital                                    18,904,081         20,926,141      (4,798,845)    (16,127,296)(1)     18,593,549
Retained Earnings                               (16,469,181)       (20,615,609)      4,155,313      (1,088,686)(2)    (17,557,867)
                                               ------------       ------------    ------------    ------------       ------------
     Total Liabilities and Equity              $  3,610,514       $    593,206    $         --    $(17,498,656)      $  1,928,622
                                               ============       ============    ============    ============       ============

Notes:

1. These adjustments reflect the reclassification of operations, assets, and liabilities related to the discontinuation of the education and coaching business. Upon the disposal of Triad pursuant to the Stock Purchase
      Agreement, the Company will account for its education and coaching business as a discontinued operation. No gain or loss arose from the disposal of Triad in April 2005, or the disposal of EPMG during 2004, pursuant to generally accepted accounting principles which requires a company's receipt of its own securities in such transactions to be treated as transactions affecting only stockholders' equity.

2. Adjustment to write-off goodwill relating to the education and coaching business to operating expenses.

3. Adjustment to reclassify retained liabilities to current liabilities of discontinued operations. The retention of these liabilities, in management's view, does not constitute continuing involvement in the disposed companies' operations.