Form 10QSB
period 2005-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2005-05-23
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
                                     OF 1934

                      For the Quarter Ended March 31, 2005

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


                                 (813) 387-3310
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

There were 55,586,198 shares of common stock, $0.001 par value, outstanding as of May 19, 2005.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2005


                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited)
       and December 31, 2004..................................................................        3

     Condensed Consolidated Statements of Operations (Unaudited) for the Three
       Months Ended March 31, 2005 and 2004...................................................        4

     Condensed Consolidated Statements of Cash Flow (Unaudited) for the Three
       Months Ended March 31, 2005 and 2004...................................................        6

     Notes to the Condensed Consolidated Financial Statements (Unaudited).....................        7

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................       12

Item 3.  Controls and Procedures..............................................................       17


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................       18

Item 3.  Defaults upon Senior Securities......................................................       19

Item 6.  Exhibits and Reports on Form 8-K.....................................................       19

Signatures    ................................................................................       20

Index to Exhibits.............................................................................       21

PART I - FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements


                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                                   March 31,        December 31,
                                                                     2005               2004
                                                               ---------------    ---------------
                        ASSETS
CURRENT ASSETS
    Cash                                                       $       246,025    $       876,472
    Accounts receivable:
    Merchant accounts receivable                                        83,449             87,417
    Notes receivable, net of allowance for doubtful
           accounts of $186,821 and $245,496, respectively             427,349            594,128
    Inventory                                                           10,721              5,471
    Refundable income taxes                                            582,836            582,836
    Prepaid expenses and other current assets                           38,108             53,745
                                                               ---------------    ---------------
        Total current assets                                         1,388,488          2,200,069
                                                               ---------------    ---------------
PROPERTY AND EQUIPMENT, NET                                            120,099            104,424
GOODWILL                                                             1,088,686          1,088,686
INVESTMENT                                                             183,472            178,120
DEPOSITS                                                                39,215             39,215
                                                               ---------------    ---------------
        Total assets                                           $     2,819,961    $     3,610,514
                                                               ===============    ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                      $       930,339    $       976,573
    Deferred revenue                                                   131,100            111,492
    Notes payable and current maturities of capital
    lease obligations                                                   63,188             79,300
                                                               ---------------    ---------------
        Total current liabilities                                    1,124,627          1,167,365
                                                               ---------------    ---------------
CAPITAL LEASE OBLIGATIONS                                                1,639              8,249
                                                               ---------------    ---------------
        Total liabilities                                            1,126,266          1,175,614
                                                               ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)                                      --                 --

STOCKHOLDERS' EQUITY
    Preferred stock, issued and outstanding,  450,000 shares           450,000            450,000
    Common stock - authorized, 100,000,000 shares of
                   $.001 par value; issued and outstanding,
                                                  55,586,198            55,586             55,586
    Additional paid-in capital                                      18,398,495         18,398,495
    Accumulated deficit                                            (17,210,386)       (16,469,181)
                                                               ---------------    ---------------
        Total stockholders' equity                                   1,693,695          2,434,900
                                                               ---------------    ---------------
        Total liabilities and stockholders' equity             $     2,819,961    $     3,610,514
                                                               ===============    ===============


                             See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       For the Three Months
                                                          Ended March 31,
                                                   ----------------------------

                                                       2005            2004
                                                   ------------    ------------
REVENUE
     Services revenue                              $    155,200    $  3,501,942
     Product sales                                      113,219       5,753,120
     Other revenue                                        8,600         394,327
                                                   ------------    ------------
         Total revenue                                  277,019       9,649,389

COST OF REVENUE
     Cost of services revenue                             6,855       1,496,463
     Cost of product sales and other revenue              4,964       3,015,195
                                                   ------------    ------------
         Total cost of revenue                           11,819       4,511,658
                                                   ------------    ------------

GROSS PROFIT                                            265,200       5,137,731
                                                   ------------    ------------

OPERATING EXPENSES
     General and administrative                         857,029       2,923,724
     Commissions and other selling expenses             162,296       1,885,458
                                                   ------------    ------------
         Total operating expenses                     1,019,325       4,809,182
                                                   ------------    ------------
INCOME (LOSS) FROM OPERATIONS                          (754,125)        328,549
                                                   ------------    ------------

OTHER INCOME (EXPENSE) NET                               12,920          65,915
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES                             (741,205)        394,463

INCOME TAXES                                                 --        (155,813)
                                                   ------------    ------------

NET INCOME (LOSS)                                      (741,205)        238,650

UNDECLARED PREFERRED STOCK DIVIDENDS                     (4,500)        (20,790)
                                                   ------------    ------------

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS    $   (745,705)   $    217,860
                                                   ============    ============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE   $      (0.01)   $       0.00
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN BASIC AND DILUTED PER SHARE CALCULATION      55,586,198      52,897,186
                                                   ============    ============


                             See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                           For the Three Months
                                                               Ended March 31,
                                                        ============================
                                                            2005             2004
                                                        ============    ============
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $   (741,205)   $    238,650
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities
Depreciation and amortization                                  3,990          78,695
Bad debt expense                                             146,763              --
Net change in operating assets and liabilities
Merchant account receivables                                   3,968         (55,972)
Other receivables                                              6,988         (80,007)
Inventory                                                     (5,250)           (311)
Prepaid expenses and other current assets                      8,648        (201,309)
Accounts payable and accrued expenses                        (46,234)      1,000,479
Deferred revenue                                              19,608         246,291
Accrued federal and state income tax                            --           155,813
                                                        ============    ============
Net cash flows from operating activities                    (602,724)      1,382,330
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on notes receivable from financed sales        242,617        (211,733)
Increase in notes receivable from new financed sales        (222,601)             --
Investment                                                    (5,352)             --
Purchase of fixed assets                                     (19,665)        (69,832)
                                                        ------------    ------------
Net cash flows from investing activities                      (5,001)       (281,565)
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in notes payable                                    (20,833)             --
Payments on capital lease obligations                         (1,889)        (17,071)
                                                        ------------    ------------
Net cash flows from financing activities                     (22,722)        (17,071)
                                                        ------------    ------------

NET INCREASE (DECREASE) IN CASH                             (630,447)      1,083,694

CASH AT BEGINNING OF PERIOD                                  876,472       3,890,929
                                                        ------------    ------------

CASH AT END OF PERIOD                                   $    246,025    $  4,974,623
                                                        ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
Property and equipment acquired under capital leases    $         --    $     15,521

                                                        ============    ============
Payments on capital lease obligations                          1,889          17,071
                                                        ============    ============


                             See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   Organization,  Basis  of  Presentation,  and  Certain  Interim  Accounting
      Policies

      (a)   Organization and Description of Business:

            Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of California in May 1998. Prior to the Company's disposition of operating assets of its EPMG subsidiary, discussed in Note 3, and its split-off of its Triad subsidiary, discussed in Note 10, the Company was engaged in the development, marketing and delivery of business-type educational programs, generally to individuals, throughout the United States of America. The Company's educational programs combined both self-training and coaching by Company employees. Following the split-off of Triad, this business will be reported as a discontinued operation.

      (b)   Basis of Presentation:

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of March 31, 2005, and the results of their operations for the three months ended March 31, 2005 and March 31, 2004, and the cash flows for the three months ended March 31, 2005 and March 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2004 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Organization, Basis of Presentation, and Certain Interim Accounting Policies (continued)

      (e)   Earnings Per Common Share:

            Basic net income per common share is computed by dividing (i) the net income (loss), as adjusted for the effects of cumulative dividends on the Series A and B Preferred Stock by (ii) the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed similarly but includes the effects of dilutive securities in the denominator. Due to the Net Losses in the current period, the calculation for diluted income per common share in each period is anti-dilutive. Therefore, Basic and Diluted Net Loss per common share are the same.

                                                                    Three Months Ended
                                                                        March 31,
                                                                    2005          2004
                                                                    ----          ----
               Income (loss) applicable to common stockholders   ($ 745,705)   $   217,860
                                                                 ==========    ===========
               Weighted average common shares outstanding        55,586,198     52,674,733
               Shares convertible from preferred stock                   --      4,291,003
                                                                 ----------    -----------
               Adjusted numerator                                55,586,198     57,188,189
                                                                 ==========    ===========
               Basic income (loss) per common share              ($    0.01)   $      0.00
                                                                 ==========    ===========
               Diluted income (loss) per common share            ($    0.01)   $      0.00
                                                                 ==========    ===========


(2)   Liquidity and Management's Plans

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, during July 2004, the Company certain operating assets and liabilities of EPMG, which represented a significant portion of its revenue producing operations to certain shareholders of the Company (See Note 3). During April 2005, the Company split off Triad, further curtailing future operations (See Note 8). The remaining operations of the Company are minimal. As a result of the EPMG asset transfer, the Company incurred a loss of $3,231,549 and used cash of $3,189,958 in its operating activities during the year ended December 31, 2004. The Company incurred a loss of $741,205 and used cash of $630,447 during the three months ended March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Management is currently engaged is seeking merger and acquisition candidates within the technologies industry, which have revenue producing and cash generating operations. As further discussed in Note 8, on May 6, 2005, IST Integrated Solutions, Inc. completed an acquisition of the assets and operations of Lietz Development, Inc. and Saphire of Tampa Bay, Inc. (collectively "Data Tech"), a Tampa, Florida based computer equipment reseller, and hosting and network services provider. While management has identified a number of other prospective acquisition targets, there can be no assurance that any acquisition will be completed or that this strategy would be successful. In addition, management is seeking to raise additional capital to support its operations until a successful acquisition or acquisitions can be completed. There can be no assurance that management will be able to acquire additional capital at acceptable terms, if at all.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)   Liquidity and Management's Plans (continued)

      The Company currently has cash and other reserves amounting to $329,474, certain receivables that are expected to be collected during the year ended December 31, 2005 amounting to $427,349, net of allowances, and refundable income taxes of $582,836. In the absence of a strategic acquisition or funding, described in the previous paragraph, management believes that it can curtail operating expenses and defer trade payables sufficient to maintain the Company's operations through the third fiscal quarter of the year ended December 31, 2005. There can be no assurance that the Company can identify and acquire a merger candidate at acceptable terms, if at all. In addition, there can be no assurance that the Company will be successful in its acquisition of working capital.

      The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

(3)   EPMG Asset Disposition

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

(3)   EPMG Asset Disposition (continued)

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

      The Company recorded the settlement on the effective date. No gain or loss arose from the settlement pursuant to generally accepted accounting principles which requires a company's receipt of its own securities in such transactions to be treated as transactions affecting only stockholders' equity. In addition, the Company had concluded that the transaction does not meet the conditions for treatment of EPMG as a discontinued operation due to the fact that continuing agreements between the Company, through its Triad subsidiary, and EPMG for cross selling of each others products and services rise to the level of the Company's significant continuing involvement in the operations of the disposed component. However, as discussed in Note 8, the Company split-off Triad in April 2005.

(4)   Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following as of March 31, 2005 and December 31, 2004:


                                                     March 31, 2005    December 31, 2004
                                                     --------------    -----------------
         Accrued wages and other                         $646,344         $710,133

         Reserves for returns and refunds                  95,872           88,212

         Accounts payable                                  67,563           57,668

         Interest and penalties on late tax payments      120,560          120,560
                                                         --------         --------
                                                         $930,339         $976,573
                                                         ========         ========

(5)   Other Stockholders' Equity

      (a)   Convertible Preferred Stock:

            The Company has 25,000,000 shares of preferred stock authorized and has designated 1,500,000 shares as $1.00 stated value Series A
            Preferred and 3,000,000 shares as $1.00 stated value Series B Preferred. Series A and Series B Preferred Stock (collectively "Preferred Stock") have the same terms and conditions. The Preferred Stock is (i) entitled to cumulative dividends at a rate of 4.0% of the liquidation value ($1.00 per share), (ii) convertible at any time into common stock at a rate of 95% of the average closing market price of the common stock for five days preceding conversion (6,232,687 common shares as of March 31, 2005), (iii) redeemable at any time by the Company for $1.00 per share, (iv) entitled to one vote per share. As of March 31, 2005, 450,000 shares of Series A Preferred Stock are outstanding.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)   Other Stockholders' Equity (continued)

      (b)   Stock-Based Compensation:

            During the periods ended March 31, 2005, and 2004, the Company did not issue any of its common or preferred stock as compensation. In addition, the Company has no stock options outstanding from other periods. Accordingly, pro forma net income (loss) and pro forma net income (loss) per common share, assuming the fair value approach was used to value stock options or other similar forms of stock-based compensation, are the same.

(6)   Related Party Transactions

      During the three month period ended March 31, 2005, there were no related party transactions. (See Note 8)

(7)   Commitments and Contingencies

      (a)   Leases:

            Future minimum lease payments under noncancelable operating leases (with initial terms in excess of one year) and future minimum capital lease payments are as follows:


                                                     Capital               Operating
              Year ending December 31:                Leases                Leases
                                                  -------------------------------------------
              2005                                      $       5,666          $      83,613

              2006                                              6,399                 85,316

              2007                                              1,049                 50,628

              2008                                                  -                 50,628

              After 2008                                            -                 61,338
                                                  -------------------------------------------
              Total noncancelable lease payments                               $     331,524
                                                               13,114
                                                                       ======================
              Less amount representing interest
                                                                1,227
                                                  --------------------
                                                        $      11,887
                                                  ====================

              Principal amount due in one year          $       6,579
              Principal amount due after one year               5,308
                                                  --------------------
                                                        $      11,887
                                                  ====================

            Rent expense under all operating leases for the three months ended March 31, 2005 and 2004 was $28,185 and $198,877, respectively.

      (b)   SEC Investigation:

            On June 24, 2004, the Securities and Exchange Commission issued a formal order of investigation authorizing subpoenas for documents and testimony in connection with the investigation of certain securities matters. On April 8, 2005, the Independent Committee appointed by the Board of Directors of the Company delivered to the SEC its report based on its internal investigation. The Company has and intends to continue to fully cooperate with the SEC in its investigation.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(7)   Commitments and Contingencies (continued)

      (c)   Litigation:

            Subsequent to the transfer of certain operating assets and liabilities of EPMG, as discussed above, the former principals of EPMG, under the new name of Prosper, Inc. filed a complaint that seeks a refund to the benefit of Prosper of certain reserve funds amounting to $580,000 that are due to former vendors. Under the EPMG Settlement Agreement, we agreed to pay certain reserves potentially owing to third-party vendors upon specified conditions. The lawsuit alleges that we have breached the obligation to pay these reserves, but we contest that the conditions for these payments have been satisfied and/or contest the amounts and payees of the payments that are alleged to be owed by us.

            Although we believe that these allegations do not have any merit, if Prosper, Inc. were to prevail in its complaint there would be serious negative financial consequences resulting from utilization of our cash reserves. Moreover, such an action could divert management's time and efforts away from the business of the Company.

(8)   Subsequent Events

      (a)   Triad Media, Inc. Sale

      Effective April 20, 2005, the Company entered into a stock purchase agreement with Douglas Shane Hackett, the Company's former Chief Executive Officer, for the sale to Mr. Hackett of all common shares of the Company's subsidiary Triad Media, Inc. in exchange for 4,935,015 shares of
      Innovative Software common stock from Mr. Hackett. Since the transaction involves the Company's receipt of its own common stock in exchange for the subsidiary common stock, the Company will record this transaction during its second fiscal quarter in 2005 as an equity transaction on the basis that receipts of a company's own equity is generally a capital transaction.

      In addition, Triad Media possesses the continuing relationship and involvement with EPMG following the EPMG asset disposition described in
      Note 3. As a result of this transaction, the Company is no longer engaged in the development, marketing and delivery of business-type educational programs and has no continuing involvement with EPMG or Triad. Financial statements issued subsequent to the stock purchase agreement will be restated to reflect EPMG and Triad Media, Inc. as a discontinued operation.

      The following unaudited pro forma statement of operations reflects the EPMG asset disposition and the Triad sale as if the transactions had been effected on January 1, 2004 and January 1, 2005, respectively. The following unaudited pro forma balance sheet reflects the EPMG asset disposition and Triad split-off as if the transactions had been effected on March 31, 2005. Unaudited pro forma financial information is not necessarily indicative of the operations that would have resulted had the transactions been effected on the respective dates.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(8)   Subsequent Events (continued)

                                  2004 Consolidated    2004 Annual Income Statements for           2004
                                      Annual Income       Discontinued Operations               Pro Forma          Pro Forma Annual
                              Statement As Reported    Triad Media, Inc.      EPMG, Inc.        Adjustments         Income Statement
                                    ---------------    ---------------    ---------------    ---------------       ---------------
Revenue                             $    17,341,520    $       413,443    $    16,928,077    $   (17,341,520)  1   $            --
Cost of Sales                             8,708,050             94,677          8,613,374         (8,708,050)  1                --
                                    ---------------    ---------------    ---------------    ---------------       ---------------
Gross Profit                              8,633,470            318,767          8,314,703         (8,633,470)                   --
                                    ---------------    ---------------    ---------------    ---------------       ---------------

Operating Expenses:
      General and Administrative          8,218,831          2,285,038          3,085,503         (5,370,541)  1         2,848,290
      Selling                             4,047,152            676,296          3,368,656         (4,044,952)  1             2,200
      Writedown of Goodwill                      --                 --                 --         (1,088,686)  2         1,088,686
                                    ---------------    ---------------    ---------------    ---------------       ---------------
      Total Operating Expenses           12,265,982          2,961,334          6,454,159        (10,504,179)            3,939,176
                                    ---------------    ---------------    ---------------    ---------------       ---------------

Other Income (Expense)                      151,127                 --             73,113            (73,113)  1            78,013
                                    ---------------    ---------------    ---------------    ---------------       ---------------

Income (Loss) from Continuing
       Operations                   $    (3,481,386)   $    (2,642,568)   $     1,933,658    $     1,797,596       $    (3,861,162)
                                    ===============    ===============    ===============    ===============       ===============

                                  2005 Consolidated      2005 Q1 Income Statements for                                   2005
                                 Q1 Income Statement        Discontinued Operations             Pro Forma            Pro Forma Q1
                                      As Reported     Triad Media, Inc.       EPMG, Inc.       Adjustments         Income Statement
                                    ---------------    ---------------    ---------------    ---------------       ---------------

Revenue                             $       277,019    $       270,414    $            --    $      (270,414)  1   $         6,605
Cost of Sales                                11,819             11,469                 --            (11,469)  1               350
                                    ---------------    ---------------    ---------------    ---------------       ---------------
Gross Profit                                265,200            258,945                 --           (258,945)                6,255
                                    ---------------    ---------------    ---------------    ---------------       ---------------

Operating Expenses:
      General and Administrative            857,029            341,241                 --           (341,241)  1           515,787
      Selling                               162,296            162,296                 --           (162,296)  1                --
      Writedown of Goodwill                      --                 --                 --                 --   2                --
                                    ---------------    ---------------    ---------------    ---------------       ---------------
      Total Operating Expenses            1,019,325            503,537                 --           (503,537)              515,787
                                    ---------------    ---------------    ---------------    ---------------       ---------------

Other Income (Expense)                       12,920              1,765                 --             (1,765)  1            11,156
                                    ---------------    ---------------    ---------------    ---------------       ---------------

Income (Loss) from Continuing
      Operations                    $      (741,205)   $      (242,828)   $            --    $       242,828       $      (498,377)
                                    ===============    ===============    ===============    ===============       ===============

                                     March 31, 2005      March 31, 2005 Balance Sheets for                          March 31, 2005
                         Consolidated Balance Sheet         Discontinued Operations             Pro Forma             Pro Forma
                                       As Reported    Triad Media, Inc.      EPMG, Inc.        Adjustments          Balance Sheet
                                    ---------------    ---------------    ---------------    ---------------       ---------------

Current Assets                      $     1,388,488    $       341,852    $            --    $      (341,852)  1   $     1,046,636
Fixed Assets, net                           120,099             76,196                 --            (76,196)  1            43,904
Goodwill                                  1,088,686                 --                 --         (1,088,686)  2                --
Other Assets                                222,687              4,057                 --             (4,057)  1           218,631
                                    ---------------    ---------------    ---------------    ---------------       ---------------
      Total Assets                  $     2,819,961    $       422,105    $            --    $    (1,510,791)      $     1,309,170
                                    ===============    ===============    ===============    ===============       ===============

Current Liabilities -
        Continuing Operations       $     1,124,627    $            --    $            --                 --   1,3 $       499,754
Current Liabilities -
        Discontinued Operations                  --            312,034            624,873                 --   1,3         624,873
Long-term Liabilities                         1,639              1,639                 --             (1,639)  1                --
Other capital                            18,904,081          2,238,907         (4,780,187)          (570,847)  1        18,333,234
Retained Earnings                       (17,210,386)        (2,130,476)         4,155,313           (938,305)  2       (18,148,691)
                                    ---------------    ---------------    ---------------    ---------------       ---------------
     Total Liabilities and Equity   $     2,819,961    $       422,105    $            --    $    (1,510,791)      $     1,309,170
                                    ===============    ===============    ===============    ===============       ===============

Notes:

      1. These adjustments reflect the reclassification of operations, assets, and liabilities related to the discontinuation of the education and coaching business. Upon the disposal of Triad pursuant to the Stock Purchase Agreement, the Company will account for its education and coaching business as a discontinued operation. No gain

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(8)   Subsequent Events (continued)

            or loss arose from the disposal of Triad in April 2005, or the disposal of EPMG during 2004, pursuant to generally accepted accounting principles which requires a company's receipt of its own securities in such transactions to be treated as transactions affecting only stockholders' equity.
      2. Adjustment to write-off goodwill relating to the education and coaching business to operating expenses.
      3. Adjustment to reclassify retained liabilities to current liabilities of discontinued operations. The retention of these liabilities, in management's view, does not constitute continuing involvement in the disposed companies' operations.


      (b)   Data Tech Acquisition

      On May 6, 2005, IST Integrated Solutions, Inc. (a wholly-owed subsidiary) completed an acquisition of the assets and operations of Lietz Development, Inc. and Saphire of Tampa Bay, Inc. (collectively dba "Data Tech"), a Tampa, Florida based computer equipment reseller, and hosting and network services provider. The purchase price amounted to approximately $358,000 of consideration, comprising the assumption of $250,000 in debt and the issuance of 1,350,000 shares of our common stock (valued at the closing market price of the shares on May 6, 2005).

      The purchase of Data Tech will be accounting for as a purchase business combination, which will involve the allocation of the purchase price to the assets and liabilities acquired, or assumed, based upon fair values on the purchase date.

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

Overview

Innovative Software Technologies, Inc. (the "Company") is a California corporation that has historically been engaged in the business of development, marketing and delivery of Internet websites, database management programs, and business educational programs, generally to individuals. The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three months ended March 31, 2005 and 2004. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

Discontinuance of Business

Historically, we have been engaged primarily in the development, marketing and delivery of Internet websites, database management programs, and business educational programs, generally to individuals, throughout the United States of America through our EPMG and Triad subsidiaries. In July 2004, we transferred certain operating assets and liabilities of EPMG back to the former principals of EPMG (from whom we acquired the stock of EPMG in [insert date]) under a settlement agreement with such former principals. However, the transfer of these assets and liabilities did not result in a discontinuation of this business. In April 2005, our board of directors determined to discontinue this business and undertake a strategy of growth through acquisition of private companies and internal product and services development focused on small and medium sized businesses ("SMB") and the medical market, and accordingly we split-off our Triad subsidiary (f/k/a Hackett Media, Inc.) in April 2005. As a result, effective April 20, 2005, we are no longer engaged in this business and have no continuing involvement with EPMG or Triad. Accordingly, our financial statements subsequent to the stock purchase agreement related to Triad will be restated to reflect EPMG and Triad as discontinued operations. These two former subsidiaries represented substantially all of our operations during the 2005 fiscal year and the three-month period ended March 31, 2005.

New Strategy

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

In the first quarter of 2005 we formed two new subsidiaries, "IST Integrated Solutions, Inc." ("IST Integrated") and "IST Medical Group, Inc." ("IST
Medical"). IST Integrated's mission is to provide a complementary set of information technology based products and services to the SMB marketplace. IST Medical's mission is to provide products and services to address the information needs of healthcare providers through the development of integrated clinical and administrative solutions. IST Integrated and IST Medical will also function as acquisition vehicles. In addition, our SoftSale, Inc. subsidiary, a distributor of software products, will continue to be a distributor for third party as well as internally developed products.

Acquisition of Data Tech

On May 6, 2005, IST Integrated Solutions, Inc. completed an acquisition of the assets and operations of Lietz Development, Inc. and Sapphire of Tampa Bay, Inc. (collectively dba "Data Tech"), a Tampa, Florida based computer equipment reseller, and hosting and network services provider. The purchase price amounted to approximately $358,000 of consideration, comprising the assumption of $250,000 in debt and the issuance of 1,350,000 shares of our common stock (valued at the closing market price of the shares on May 6, 2005).

The purchase of Data Tech will be accounted for as a purchase business combination, which will involve the allocation of the purchase price to the assets and liabilities acquired, or assumed, based upon fair values on the purchase date.


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

Allowance for Doubtful Accounts
--------------------------------

Our gross notes receivable amounted to $614,170 as of March 31, 2005 and relate to product financing arrangements entered into with our clients. These notes are unsecured, bear interest at 15% and have terms ranging between one and five years. As of March 31, 2005, we have recorded reserves of $186,821 for estimated uncollectible amounts.

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

Revenue Recognition and Returns and Allowances
----------------------------------------------

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

Services Revenues: The educational offering includes multiple sessions with a Company-employed coach. We recognize services revenue pro rata as coaching/training sessions are rendered. Deferred revenue represents the fair value of future coaching sessions that students have paid for, $131,100 as of March 31, 2005, but not yet received.

Our obligation to provide coaching and training ceases one year following the sale. Refunds for unused courses are not provided for in the sales arrangement with the student. However, the Company offers refunds in certain circumstances for which a history has been developed to estimate and reserve such amounts.

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Revenues
--------

Revenues for the three months ended March 31, 2005 and 2004 were $162,247 and $9,649,389, respectively, which represents a 98% decrease. Our principal source of revenue for the three months ended March 31, 2005 and 2004 consisted of business education and coaching services, which represented 95% of consolidated revenues. Revenues decreased substantially as a result of the transfer of EPMG assets in July 2004 pursuant to a Settlement Agreement with Randy Garn and Ethan Willis whereby certain operating assets of our EPMG subsidiary, together with certain liabilities, were transferred to Garn and Willis (see note 3 in the

Notes to the Condensed Consolidated Financial Statements herein). As a result of the split-off of our Triad subsidiary in April 2005, we are no longer in the business of education and coaching services. On a pro forma basis, assuming that these transactions had occurred on January 1, 2005, we would have had revenues of $6,605. Subsequent to April 2005, we will restate our financial statements to reflect EPMG and Triad as discontinued operations and, accordingly, will report no revenues from this business. Our only source of revenues prospectively will be those from (1) our Softsale subsidiary, which is in its early stages of development, (2) Data Tech, which was acquired May 6, 2005and (3) business that we acquire in the future, if any.

We recorded revenues for multimedia education materials (product sales) upon delivery of the material to our students. We recorded revenues for coaching sessions rendered and we deferred revenue for coaching sessions that are paid for but have not yet been rendered. We deferred $131,100 of services revenue as of March 31, 2005 and $2,103,538 as of March 31, 2004. Our deferral as of March 31, 2005 is substantially less than the amount deferred as of March 31, 2004 as the number of open coaching sessions for which we are responsible for decreased significantly after the EPMG asset disposition.

Cost of Sales and Margins
-------------------------

Cost of sales for the three months ended March 31, 2005 and 2004 were $11,819 and $4,511,658, respectively, representing a decrease of 99%. Cost of sales included (i) the cost of the multimedia educational materials that we ship to our students, (ii) the wages paid to our coaches and (iii) the commissions that we pay to lead sources. Cost of sales decreased substantially as a result of the above-described disposition of EPMG operating assets in July 2005. Upon the split-off of our Triad subsidiary in April 2005, we are no longer in the business of education and coaching services. On a pro forma basis, assuming that these transactions had occurred on January 1, 2005, we would have had cost of sales of $350. Subsequent to April 2005, we will restate our financial statements to reflect EPMG and Triad as discontinued operations and, accordingly, will report no cost of sales from this business.

General and Administrative Expenses
-----------------------------------

General and administrative expenses for the three months ended March 31, 2005 and 2004 were $742,257 and $2,923,724, respectively, representing an decrease of 75%. General and administrative expenses as a percentage of sales rose to 458% in 2005 from 30% in 2004. Our general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The primary reasons for the increase in general and administrative expenses relative to sales was a result of the fall in sales following the sale of the EPMG assets while maintaining the company infrastructure including legal expenses relating to the SEC investigation.

Commissions and Other Selling Expenses
--------------------------------------

Selling expenses for the three months ended March 31, 2005 and 2004 were $162,296 and $1,885,458, respectively, representing a decrease of 92%. Selling expenses consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The decrease in selling expenses is attributed to the disposal of EPMG assets.

Other Income (Expense)
----------------------

Other income, net of other expenses for the three months ended March 31, 2005 and 2004 were $12,920 and $65,915, respectively, representing a decrease of 20%. The decrease is primarily attributable to a decrease in interest income from our financing notes receivable balance.

Income Taxes
------------

Our benefit from income taxes amounted to $-0- for the three months ended March 31, 2005 compared to a provision of $(155,813) for the three months ended March 31, 2004. The Company did not record any income tax benefit from current period losses as the realization of such benefit in future periods is uncertain.

Net Loss
--------

Our net loss for the three months ended March 31, 2005 amounted to $741,205, compared to a net income of $238,650 for the period ended March 31, 2004. This decrease was attributable to the matters discussed above relating to the EPMG asset disposition, which included decreased revenue and markedly increased general and administrative expenses. Our decision to split off Triad in April 2005 is expected to decrease our net loss by approximately $50,000 per month following the split off.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, during the period ended March 31, 2005, we incurred a loss of $741,205 and used cash of $749,487 in our operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is currently seeking merger and acquisition candidates within the technologies industry, which have revenue producing and cash generating operations. As further discussed in Note 8 to the accompanying financial statements, on May 6, 2005, IST Integrated Solutions, Inc. completed an acquisition of the assets and operations of Lietz Development, Inc. and Sapphire of Tampa Bay, Inc. (collectively dba "Data Tech"), a Tampa, Florida based computer equipment reseller, and hosting and network services provider. While we have identified a number of other prospective acquisition targets, there can be no assurance that any acquisition will be completed or that this strategy would be successful. In addition, we anticipate that we will need to raise additional capital to support our operations until a successful acquisition or acquisitions can be completed. There can be no assurance we will be able to acquire additional capital at acceptable terms, if at all.

As of March 31, 2005 we had cash and other reserves amounting to $329,474, and certain receivables that are expected to be collected during the year ended December 31, 2005 amounting to $427,349 net of allowances and refundable income taxes of $582,836. In the absence of a strategic acquisition of funding, described in Note 2 to our financial statements, management believes that it can curtail operating expenses and defer trade payables sufficient to maintain our existence through the third fiscal quarter of the year ended December 31, 2005. There can be no assurances that we can acquire companies or curtail our expenses sufficiently to maintain our operations.

Our financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

At March 31, 2005 we had current assets of $1,388,488, which represents a decrease of $811,581 over current assets as of December 31, 2004. Much of the decrease is attributable to a decrease in cash. At March 31, 2005 we had cash on hand of $246,025, which represents a decrease of $630,447 over the balances as of December 31, 2004.

At March 31, 2005 we had current liabilities of $1,124,627, which represents a decrease of $42,738 over current liabilities as of December 31, 2004.

As March 31, 2005 our working capital decreased to $263,861 from $1,032,704 as of December 31, 2004. This decrease results primarily from the use of cash in operations as noted above due to the lack of cash generating revenue and the continued high rate of corporate expenses. With the April 2005 split off of Triad, we currently have no operating business and no cash is being generated from revenues. Accordingly, our working capital will decline as we address our new business development initiatives.

We have no material commitments for capital expenditures. Capital expenditures for the three months ended March 31, 2005 amounted to $19,665. We may require additional facilities and support equipment if our growth rate continues at the current rate.

We currently do not have a stock option or stock purchase plan. We also currently do not have any employee benefit plans that would require the use of our securities.

Off Balance-Sheet Arrangements

The Company has no material off-balance sheet arrangements as of March 31, 2005.

Item  3. Controls and Procedures

(a)   As of March 31,  2005,  the Chief  Executive  Officer and Chief  Financial
      Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

(b) There were no changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

PART II - OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings
         -----------------

From time to time, we are involved in litigation concerning our business operations. Management believes that the litigation in which we are currently involved is not reasonably likely to be material to its financial condition, results of its operations or its cash flows, other than the litigation noted below.

SEC Investigation
-----------------

On June 24, 2003 the Securities and Exchange Commission ("SEC") issued a formal order of investigation, authorizing the investigation of certain securities matters. The SEC staff has taken the testimony of certain officers and has informed us that it intends to take additional testimony. The SEC staff has also issued additional requests for the voluntary production of documents. Prior to the issuance of the order, we had voluntarily provided documents and information to the SEC staff in response to informal, non-public inquiries by the staff. On April 8th, 2005 the Independent Committee of the Board of Directors turned over the results of its investigation to the SEC and we intend to continue to fully cooperate with the SEC in its investigation.

Prosper, Inc. Complaint
-----------------------

Subsequent to the EPMG asset disposition, as discussed above, the former principals, under the new name of Prosper, Inc. filed a complaint that seeks a refund to the benefit of Prosper of certain reserve funds amounting to $580,000 that are due to former vendors. Under the EPMG Settlement Agreement, we agreed to pay certain reserves potentially owing to third-party vendors upon specified conditions. The lawsuit alleges that we have breached the obligation to pay these reserves, but we contest that the conditions for these payments have been satisfied and/or contest the amounts and payees of the payments that are alleged to be owed by us.

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


      b.    Reports on Form 8-K

            During the period covered by this report, the Company filed the following report on Form 8-K:

                  On February 4th, 2005, the Company filed a Current Report on Form 8-K under Item 8.01 (Other Events) stating that it had discovered certain material misrepresentations and omissions made to the Company in connection with the negotiation and closing of the acquisition of the business assets of Get In the Game, Inc., a seminar and online marketing business.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Innovative Software Technologies, Inc.


Date:  May 20, 2005                     /s/ Peter M. Peterson
                                        ----------------------------------------
                                        Peter M. Peterson
                                        Chairman of the Board,
                                        Chief Executive Officer, and President


                                        /s/ Christopher J. Floyd
                                        ----------------------------------------
                                        Christopher J. Floyd
                                        Chief Financial Officer,
                                        Vice President of Finance, and Secretary

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number                        Description
------                        -----------


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