Form 10KSB/A
period 2004-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2005-06-29
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       Commission File Number: 000-1084047

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

            California                                95-4691878
            ----------                                ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

100 North Tampa Street, Suite 2410, Tampa, FL           33602
---------------------------------------------           -----
  (Address of Principal Executive Offices)            (Zip Code)


                                (813) 387 - 3310
              (Registrant's Telephone Number, Including Area Code)

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

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

         The purpose of this Amendment No. 1 is to file properly conformed certifications in exhibits 31.1 and 31.2. Accordingly, this Amendment No. 1 consists only of the facing page, this Explanatory Note, the Signature Page, the
Exhibit Index, and the conformed certifications. No changes have been made to Parts I, II, or III or exhibits 32.1 and 32.2, of the Form 10-KSB for the Fiscal Year Ended December 31, 2004.

                                   SIGNATURES


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Innovative Software Technologies, Inc.




       June 27, 2005               /s/ Peter M. Peterson
       -------------               ---------------------
                                   Peter M. Peterson
                                   Chief Executive Officer
                                   Chairman of the Board of Directors



       June 27, 2005               /s/ Christopher J. Floyd
       -------------               ------------------------
                                   Christopher J. Floyd
                                   Chief Financial Officer, Secretary



       June 27, 2005               /s/ William E. Leathem
       -------------               ----------------------
                                   William E. Leathem
                                   Director

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
-------                            -----------

3.1(a) Amendment to the Articles of Incorporation of Innovative Software Technologies, Inc.*

3.2(a) Articles of Incorporation of Innovative Software Technologies, Inc., as amended.*

3.3(a) Certificate of Designation of the Series A Preferred Stock of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K/A filed March 14, 2002).

3.4(a) Certificate of Designation of the Series B Preferred Stock of Innovative Software Technologies, Inc.*

3.5(a) By-laws of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

4.1(a) Specimen Certificate of Common Stock (incorporated by reference from Exhibit 4(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

4.2(a) Articles FOURTH and FIFTH of the Articles of Incorporation of Innovative Software Technologies, Inc., as amended (incorporated by reference from Exhibit 3.2 to this Quarterly Report on Form 10-QSB).

4.3(a) Certificate of Designation of the Series A Preferred Stock of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K/A filed March 14, 2002).

4.4(a) Certificate of Designation of the Series B Preferred Stock of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 3.4 to this Quarterly Report on Form 10-QSB).

4.5(a) Sections 3 - 17, 28, 39 - 46 and 51 - 53 of the By-laws of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

4.6(a) Financing Agreement dated January 25, 2001 among Iwasaka Investments Limited, Shane Hackett and Hackett Media, Inc.*

4.7(a) Amendment to Finance Agreement dated December 31, 2001 between Iwasaka Investments Limited and Innovative Software Technologies***

         Executive Compensation Plans and Arrangements: Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6 to the Quarterly Report on Form 10-QSB for fiscal quarter ended September 30, 2004


10.1(a) Opportunity and Strategic Alliance Agreement dated September 1, 2002 by and between Energy Professional Marketing Group, Inc. and Education Success, Inc.*

10.2(a) Employment Agreement dated April 15, 2001 between Innovative Software Technologies, Inc. and Douglas S. Hackett.*

10.3(a) Employment Agreement dated December 31, 2001 between Energy Professional Marketing Group, Inc. and James R. Garn.*

10.4(a) Amendment dated July 15, 2002 to the Employment Agreement between Energy Professional Marketing Group, Inc. and James R. Garn.*

10.5(a) Employment Agreement dated December 31, 2001 between Energy Professional Marketing Group, Inc. and Ethan A. Willis.*

10.6(a) Amendment dated July 15, 2002 to the Employment Agreement between Energy Professional Marketing Group, Inc. and Ethan A. Willis.*

10.7(a) Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Douglas Shane Hackett.*

10.8(a) Indemnity Agreement/Hold Harmless Agreement dated August 17, 2001 among Innovative Software Technologies, Inc. and Scott Mehaffey, Shawn M. Thomas, Margie Hackett and Douglas S. Hackett.*

10.9(a) Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Margie Hackett.*

10.10(a) Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Scott Mehaffey.*

10.11(a) Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Margie Hackett.*

10.12(a) Indemnity Agreement dated August 17, 2001 between Innovative Software Technologies, Inc. and Shawn M. Thomas.*

10.13(a) Indemnity Agreement dated January 9, 2002 among Innovative Software Technologies, Inc. and Ethan Willis and Randy Garn.*

10.14(a) Indemnity Agreement dated August 16, 2002 among Innovative Software Technologies, Inc. and Ethan Willis and Randy Garn.*

10.15(a) Indemnity Agreement dated August 15, 2002 among Innovative Software Technologies, Inc. and Douglas Shane Hackett.*

10.16(a) Director Indemnification Agreement dated September 15, 2003 between Innovative Software Technologies, Inc. and Peter Justen***

10.17(a) Director Indemnification Agreement dated August 14, 2003 between Innovative Software Technologies, Inc. and Peter M. Peterson***

10.18(a) Director Indemnification Agreement dated August 4, 2003 between Innovative Software Technologies, Inc. and William E. Leathem***

10.19(a) Exchange Agreement dated February 26, 2004 between Innovative Software Technologies, Inc., EPMG, Inc., James R. Garn and Ethan
               A. Willis.

10.20(a) Indemnification Agreement dated December 15, 2003 between Innovative Software Technologies, Inc. and Linda W. Kerecman.

10.21(a) Employment Agreement dated August 1, 2004 between Innovative Software Technologies, Inc. and Peter M. Peterson.****

10.22(a) Employment Agreement dated August 1, 2004 between Innovative Software Technologies, Inc. and Christopher J. Floyd.*****

10.23(a) Stock Purchase Agreement dated April 20, 2005 by and between Innovative Software Technologies, Inc. and Douglas Shane Hackett.

21(a)          Subsidiaries of the Registrant.*

31.1 Certification of Chief Executive Officer of Innovative Software Technologies, Inc. dated April 12, 2004.

31.2 Certification of Chief Financial Officer of Innovative Software Technologies, Inc. dated April 12, 2004.

32.1(a) Certification of Chief Executive Officer of Innovative Software Technologies, Inc. dated April 12, 2004, which is accompanying this Yearly Report on Form 10-KSB for the year ended December 31, 2004 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.

32.2(a) Certification of Chief Financial Officer of Innovative Software Technologies, Inc. dated April 12, 2004, which is accompanying this Yearly Report on Form 10-KSB for the year ended December 31, 2004 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.

99.1(a) Resignation Letter dated September 26, 2004 from James Randolph Garn to the Company.**

99.2(a) Resignation Letter dated September 26, 2004 from Ethan Andrew Willis to the Company.**

99.3(a)        Memorandum of Holme Roberts & Owen LLP dated September 26,
               2004.**

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

(a)      Previously filed