Form 10QSB/A
period 2005-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2005-06-29
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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


                                 (813) 387-3310
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:     None

Securities Registered Pursuant to Section 12(g) of the Act:     Common Stock,
                                                                $.001 par value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 50,651,186 shares of common stock, $0.001 par value, outstanding as of May 19, 2005.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

         The purpose of this Amendment No. 1 is to file properly conformed certifications in exhibits 31.1 and 31.2. Accordingly, this Amendment No. 1 consists only of the facing page, this Explanatory Note, the Signature Page, the
Exhibit Index, and the conformed certifications. No changes have been made to Parts I or II, or exhibits 32.1 and 32.2, of the Form 10-QSB for the Quarter Ended March 31, 2005.

      In addition, this Amendment No. 1 is being filed to correct the number of issued and outstanding shares reflected on the facing page.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Innovative Software Technologies, Inc.


Date:  June 27, 2005                    /s/ Peter M. Peterson
                                        --------------------------------------
                                        Peter M. Peterson
                                        Chairman of the Board,
                                        Chief Executive Officer, and President


                                        /s/ Christopher J. Floyd
                                        --------------------------------------
                                        Christopher J. Floyd
                                        Chief Financial Officer,
                                        Vice President of Finance, and Secretary

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

32.1(a) Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.

32.2(a) Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.



(a) Previously filed.