Form 10QSB
period 2005-06-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2005-09-01
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2005

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       Commission File Number: 000-1084047

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

           California                                      95-4691878
           -----------                                     ----------
  (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

There were 50,651,183 shares of common stock, $0.001 par value, outstanding as of August 25, 2005.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2005


                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited)
       and December 31, 2004..................................................................        3

     Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six
       Months Ended June 30, 2005 and 2004....................................................        4

     Condensed Consolidated Statements of Cash Flow (Unaudited) for the Six
       Months Ended June 30, 2005 and 2004....................................................        5

     Notes to the Condensed Consolidated Financial Statements (Unaudited).....................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................       13

Item 3.  Controls and Procedures..............................................................       18


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................       19

Item 3.  Defaults upon Senior Securities......................................................       20

Item 6.  Exhibits and Reports on Form 8-K.....................................................       20

Signatures....................................................................................       21

Index to Exhibits.............................................................................       22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                          June 30,       December 31,
                                                                            2005            2004
                                                                        ------------    ------------
                                     ASSETS

CURRENT ASSETS
    Cash                                                                $     32,909    $    876,472
    Accounts receivable
    Merchant accounts receivable                                                  --          87,417
    Notes receivable, net of allowance for doubtful
           accounts of $10,665 and $245,496, respectively                     38,366         594,128
    Inventory                                                                  5,250           5,471
    Refundable income taxes                                                  582,836         582,836
    Prepaid expenses and other current assets                                 18,841          53,745
                                                                        ------------    ------------
        Total current assets                                                 678,202       2,200,069
PROPERTY AND EQUIPMENT, NET                                                   43,965         104,424
GOODWILL                                                                          --       1,088,686
INVESTMENT                                                                   147,656         178,120
DEPOSITS                                                                      35,159          39,215
                                                                        ------------    ------------
        Total assets                                                    $    904,982    $  3,610,514
                                                                        ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                               $    911,414    $    976,573
    Deferred revenue                                                              --         111,492
    Notes payable and current maturities of capital lease obligations         19,417          79,300
                                                                        ------------    ------------
        Total current liabilities                                            930,831       1,167,365
CAPITAL LEASE OBLIGATIONS                                                         --           8,249
                                                                        ------------    ------------
        Total liabilities                                                    930,831       1,175,614
                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)                                            --              --

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, issued and outstanding,  450,000 shares                 450,000         450,000
    Common stock - authorized, 100,000,000 shares of $.001 par value; issued and outstanding, 50,651,183 and 55,586,198
       shares as of June 30, 2005 and December 31, 2004, respectively         50,650          55,586
    Additional paid-in capital                                            18,327,206      18,398,495
    Accumulated deficit                                                  (18,853,705)    (16,469,181)
                                                                        ------------    ------------
        Total stockholders' equity (deficiency)                              (25,849)      2,434,900
                                                                        ------------    ------------
        Total liabilities and stockholders' equity (deficiency)         $    904,982    $  3,610,514
                                                                        ============    ============

                             See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the Three Months            For the Six Months
                                                          Ended June 30,                  Ended June 30,
                                                   ----------------------------    ----------------------------
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
REVENUE
     Services revenue                              $      2,254    $  4,063,888    $    157,454    $  7,565,830
     Product sales                                        5,662       3,200,204         118,881       8,953,324
     Other revenue                                           --         354,001           8,600         748,329
                                                   ------------    ------------    ------------    ------------
        Total revenue                                     7,916       7,618,093         284,935      17,267,483

COST OF REVENUE
     Cost of services revenue                             1,471       1,995,586           8,326       3,492,050
     Cost of product sales and other revenue              1,283       1,594,430           6,248       4,609,625
                                                   ------------    ------------    ------------    ------------
        Total cost of revenue                             2,754       3,590,016          14,573       8,101,675
                                                   ------------    ------------    ------------    ------------

GROSS PROFIT                                              5,162       4,028,077         270,362       9,165,808
                                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES
     General and administrative                         380,053       1,601,454       1,237,082       4,525,179
     Commissions and other selling expenses              20,020       2,193,531         182,316       4,078,989
     Writedown of goodwill                            1,088,686              --       1,088,686              --
                                                   ------------    ------------    ------------    ------------
        Total operating expenses                      1,488,759       3,794,985       2,508,083       8,604,168
                                                   ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                        (1,483,596)        233,092      (2,237,721)        561,640
                                                   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE) NET
     Interest and penalties on late tax payments        (10,000)        (23,340)        (10,000)        (45,088)
     Other income (expense)                            (149,320)         34,053        (147,829)         87,567
     Interest income, deposits                               --           5,485              --          10,969
     Interest income, financing arrangements              2,063          31,879          13,492          64,070
     Interest expense                                        --          (1,548)             --          (5,075)
                                                   ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE) NET                             (157,257)         46,529        (144,337)        112,443
                                                   ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                           (1,640,854)        279,620      (2,382,058)        674,083

INCOME TAXES                                             (2,466)       (110,449)         (2,466)       (266,262)
                                                   ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                    (1,643,319)        169,171      (2,384,524)        407,821

UNDECLARED PREFERRED STOCK DIVIDENDS                     (4,500)        (20,790)         (9,000)        (41,580)
                                                   ------------    ------------    ------------    ------------

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS    $ (1,647,819)   $    148,381    $ (2,393,524)   $    366,241
                                                   ============    ============    ============    ============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE   $      (0.03)   $       0.00    $      (0.04)   $       0.01
                                                   ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN BASIC AND DILUTED PER SHARE CALCULATION      51,681,571      52,897,186      53,623,098      52,897,186
                                                   ============    ============    ============    ============

                             See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                               For the Six Months
                                                                 Ended June 30,
                                                           --------------------------
                                                               2005           2004
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $(2,384,524)   $   407,820
Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities
   Depreciation and amortization                                 7,980        166,123
   Bad debt expense                                            150,943             --
   Write down of Goodwill                                    1,088,686             --
   Write down of Investment                                     30,464             --
   Net change in operating assets and liabilities
      Merchant account receivables                              84,670        (55,832)
      Other receivables                                         10,000         86,373
      Inventory                                                 (5,250)          (311)
      Prepaid expenses and other current assets                 14,817       (457,845)
      Accounts payable and accrued expenses                    140,599      1,787,449
      Deferred revenue                                          19,608       (551,810)
      Accrued federal and state income tax                          --        266,262
                                                           -----------    -----------
      Net cash flows from operating activities                (842,007)     1,648,229
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash received on notes receivable from financed sales       312,655       (366,073)
   Increase in notes receivable from new financed sales       (221,523)            --
   Triad Media, Inc. cash balance at sale                      (11,064)            --
   Purchase of fixed assets                                    (23,717)      (174,574)
                                                           -----------    -----------
      Net cash flows from investing activities                  56,351       (540,647)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes payable                                   (56,018)            --
   Payments on capital lease obligations                        (1,889)       (39,303)
                                                           -----------    -----------
      Net cash flows from financing activities                 (57,907)       (39,303)
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH                               (843,562)     1,068,279

CASH AT BEGINNING OF PERIOD                                    876,472      3,890,929
                                                           -----------    -----------

CASH AT END OF PERIOD                                      $    32,909    $ 4,959,209
                                                           ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Property and equipment acquired under capital leases       $        --    $    15,192
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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   Organization, Basis of Presentation, and Certain Interim Accounting
      Policies

      (a)   Organization and Description of Business:

            Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of California in May 1998. Prior to the Company's disposition of operating assets of its EPMG subsidiary and the split-off of its Triad subsidiary, discussed in Note 3, the Company was engaged in the development, marketing and delivery of business-type educational programs, generally to individuals, throughout the United States of America. The Company's educational programs combined both self-training and coaching by Company employees. Currently the Company has no operating business and is actively seeking to acquire an operating entity.

      (b)   Basis of Presentation:

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 2005, and the results of its operations for the three and six months ended June 30, 2005 and June 30, 2004, and the cash flows for the six months ended June 30, 2005 and June 30, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2004 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

      (c)   Principles of Consolidation:

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EPMG, Inc., SoftSale, Inc., IST Medical Group, Inc., and IST Integrated Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      (d)   Income Taxes in Interim Periods:

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. For purposes of interim financial reporting, the Company projects its effective income tax rate for the entire fiscal year, taking into account all taxing jurisdictions, and applies such rate to

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Organization, Basis of Presentation, and Certain Interim Accounting Policies (continued)

            interim pre-tax income. Changes in the projected effective tax rate in future quarters, if any, are accounted for prospectively in the period of change.

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

                                                 Three Months Ended         Six Months Ended
                                                     June 30,                    June 30,
                                                 2005         2004          2005          2004
                                              ----------   ----------     ----------   ----------
Income applicable to common stockholders     ($1,647,819)    $148,381    ($2,393,524)    $366,241
                                              ==========   ==========     ==========   ==========
Weighted average common shares outstanding    51,681,571   52,897,186     53,623,098   52,897,186
                                              ==========   ==========     ==========   ==========
Basic and diluted income per common share         ($0.03)       $0.00         ($0.04)       $0.01
                                              ==========   ==========     ==========   ==========

(2)   Liquidity and Management's Plans

      The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, during July 2004, the Company sold certain operating assets and liabilities of its EPMG subsidiary, which represented a significant portion of its revenue producing operations to certain shareholders of the Company (See Note 3). During April 2005, the Company split-off its Triad Media, Inc. subsidiary, further curtailing future operations (See Note 3). The remaining operations of the Company are minimal. As a result of the EPMG asset transfer, the Company incurred a loss of ($3,231,549) and used cash of ($3,189,958) in its operating activities during the year ended December 31, 2004. The Company incurred a loss of ($2,384,524) and used cash of ($842,007) in its operating activities during the six months ended June 30, 2005. Finally, the Company has a working capital deficiency of ($252,629). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Management is currently engaged in seeking merger and acquisition candidates within the technologies and healthcare industries, which have revenue producing and cash generating operations. As further discussed in
      Note 3, on May 6, 2005, IST Integrated Solutions, Inc. (a wholly-owned subsidiary) completed an acquisition of the assets and operations of Lietz Development, Inc. and Saphire of Tampa Bay, Inc. (collectively "Data Tech"), a Tampa, Florida based computer equipment reseller, and hosting and network services provider. Subsequent to the closing of the acquisition, the Company discovered certain facts that constituted undisclosed liabilities and/or breaches of representation or warranty by Data Tech and the Selling Stockholders under the Asset Purchase Agreement. Therefore, the Company, Data Tech and the Selling Stockholders executed a mutual rescission agreement on June 27, 2005 pursuant to which this transaction was rescinded (see Part II, Item 6(b) Reports on Form 8-K).

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

      As of June 30, 2005, the Company has cash and other reserves amounting to $32,909, certain receivables that are expected to be collected during the year ended December 31, 2005 amounting to $38,366, net of allowances, investment in a private company of $147,656, and refundable income taxes, net of interest and penalties due, of approximately $450,000. In the absence of a strategic acquisition of funding, described in Note 2 to our financial statements, management believes that it can curtail operating expenses and defer trade payables sufficient to maintain our existence through the fourth fiscal quarter of the year ended December 31, 2005. There can be no assurances that we can acquire companies or curtail our expenses sufficiently to maintain our operations.

      The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

(3)   EPMG Asset Disposition, Split-off of Triad Media, and Acquisition of Data
      Tech

      (a)   EPMG Asset Disposition

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

      Under the terms of the Settlement Agreement, Garn and Willis (the "Principals") surrendered to the Company all of their shares of capital stock of the Company, comprising 6,784,762 shares of common stock, 1,200,500 shares of Series A Preferred Stock, and 80,000 shares of Series B Preferred Stock, in exchange for certain assets of EPMG. These assets include EPMG's rights under certain credit card processing contracts (including receivables relating to reserves under those contracts in the amount of approximately $1,000,000), substantially all of the tangible fixed assets of EPMG's Utah facility, and certain intangible assets of EPMG, such as specified website domain names, software, and customer lead data.

      Pursuant to the Settlement Agreement, the Company, the Principals, and their respective affiliates entered into mutual waivers and releases relating to any and all claims that they may have had against one another other at any time through the date of the Settlement Agreement. Subsequent to the settlement, EPMG remained a wholly owned subsidiary of the Company.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3) EPMG Asset Disposition, Split-off of Triad Media, and Acquisition of Data Tech (continued)

      (b)   Split-off of Triad Media, Inc.

      Effective April 20, 2005, the Company entered into a stock purchase agreement with Douglas Shane Hackett, the Company's former Chief Executive Officer, for the sale to Mr. Hackett of all common shares of the Company's subsidiary Triad Media, Inc. in exchange for 4,935,015 shares of Innovative Software common stock from Mr. Hackett. Since the transaction involved the Company's receipt of its own common stock in exchange for the subsidiary common stock, the Company recorded this transaction as an equity transaction on the basis that receipts of a company's own equity is generally a capital transaction.

      (c)   Data Tech Rescission

      On May 6, 2005, IST Integrated Solutions, Inc., a wholly-owed subsidiary of the Company ("IST Integrated"), completed an acquisition of the assets and operations of Lietz Development, Inc. and Saphire of Tampa Bay, Inc. (collectively "Data Tech"), a Tampa, Florida based computer equipment reseller and hosting and network services provider, and Christopher Lietz and Todd Lietz, (collectively the "Selling Stockholders"). The original purchase price amounted to approximately $358,000 of consideration, comprising the assumption of $250,000 in debt and the issuance of 1,350,000 shares of the Company's common stock (valued at the closing market price of the shares on May 6, 2005).

      Subsequent to the acquisition the Company discovered certain facts that constituted undisclosed liabilities and/or breaches of representation or warranty by Data Tech and the Selling Stockholders under the Asset Purchase Agreement. On June 27, 2005 the Company and IST Integrated executed a mutual rescission agreement and release with Data Tech and the Selling Stockholders the effect of which was to rescind the earlier acquisition agreement between the parties. No portion of the Purchase Price or Performance Consideration (as defined in Section 1.4 of the Asset Purchase Agreement) had been paid by the Company in connection with the Asset Purchase Transaction. There were no penalties to either party with respect to the rescission. Expenditures relating to the failed acquisition in the amount of approximately $83,000 were expensed in the second quarter.

(4)   Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following as of June 30, 2005 and December 31, 2004:

                                              June 30, 2005    December 31, 2004
                                              -------------    -----------------

Accrued expenses                                 $ 682,219           $ 710,133
Reserves for returns and refunds                        --              88,212
Accounts payable                                    98,636              57,668
Interest and penalties on late tax payments        130,560             120,560
                                                 ---------           ---------
                                                 $ 911,414           $ 976,573
                                                 =========           =========

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)   Other Stockholders' Equity

      (a)   Convertible Preferred Stock:

            The Company has 25,000,000 shares of preferred stock authorized and has designated 1,500,000 shares as $1.00 stated value Series A Preferred and 3,000,000 shares as $1.00 stated value Series B Preferred. Series A and Series B Preferred Stock (collectively "Preferred Stock") have the same terms and conditions. The Preferred Stock is (i) entitled to cumulative dividends at a rate of 4.0% of the liquidation value ($1.00 per share), (ii) convertible at any time into common stock at a rate of 95% of the average closing market price of the common stock for five days preceding conversion (6,232,687 common shares as of June 30, 2005), (iii) redeemable at any time by the Company for $1.00 per share, (iv) entitled to one vote per share. As of June 30, 2005, 450,000 shares of Series A Preferred Stock were outstanding and no shares of Series B Preferred Stock were outstanding.

      (b)   Stock-Based Compensation:

            During the six-month periods ended June 30, 2005, and 2004, the Company did not issue any of its common or preferred stock as compensation. In addition, the Company has no stock options outstanding from other periods. Accordingly, pro forma net income
            (loss) and pro forma net income (loss) per common share, assuming the fair value approach was used to value stock options or other similar forms of stock-based compensation, are the same.

(6)   Related Party Transaction

      During the three-month period ended June 30, 2005, the Company split-off its Triad Media, Inc., subsidiary to its former President (See Note 3).

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(7)   Commitments and Contingencies

      (a)   Leases:

            Future minimum lease payments under noncancelable operating leases (with initial terms in excess of one year) and future minimum capital lease payments are as follows:

                                                                   Operating
                Year ending December 31:                            Leases
                                                                   --------
                2005                                               $ 31,402
                2006                                                 36,635
                2007                                                     --
                2008                                                     --
                After 2008                                               --
                                                                   --------
                Total noncancelable lease payments                 $ 68,037
                                                                   --------

            Rent expense under all operating leases for the six months ended June 30, 2005 and 2004 was $39,738 and $160,976, respectively.

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

      (c)   Litigation:

            Prosper, Inc.

            Subsequent to the transfer of certain operating assets and liabilities of EPMG, as discussed above, the former principals of EPMG, under the new name of Prosper, Inc. filed a complaint that seeks a refund to the benefit of Prosper of certain reserve funds amounting to approximately $580,000 that are due to former vendors. Under the EPMG Settlement Agreement, we agreed to pay certain reserves potentially owing to third-partyvendors upon specified conditions. The lawsuit alleges that we have breached the obligation to pay these reserves, but we believe that the conditions for these payments have not been satisfied and/or contest the amounts and payees of the payments that are alleged to be owed by us.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(7)   Commitments and Contingencies (continued)

            Seema Ure, M.D.

            On July 15, 2005 Seema Ure, M.D., a former employee of the Company's IST Medical Group, Inc. subsidiary, filed a complaint against the Company asserting breach of contract and breach of fiduciary duty seeking damages in excess of $15,000. The Company believes it has affirmative defenses and potential counterclaims against Ms. Ure and intends to defend this action vigorously. However, there can be no assurance of a successful outcome for the Company. The Company has not yet filed an answer to this complaint.

(8)   Corporate Lease Guarantee Obligation

      In November 2004 the Company signed a corporate guarantee on behalf of Triad Media, Inc, its wholly owned subsidiary, for an operating lease on facilities in Kansas City, Missouri. Triad Media, Inc. was subsequently split-off (see notes 3 and 6). The Triad Media lease has a term of 5 years from February 2005 through January 2010. As of June 30, 2005 the remaining total obligation on this lease was $193,071. The Company evaluated the fair value of this guarantee according to FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and recorded a charge of $64,429 for this lease guarantee obligation. The Company will periodically assess the adequacy of this lease guarantee obligation and adjust the amount as necessary.

(9)   Subsequent Event

      In July 2005 the Company sold an investment in a private company for $147,656. The original cost of this investment was $178,120 and, accordingly, the Company recognized a write-down on investment of $30,464 in the second quarter of 2005.

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

Overview

Innovative Software Technologies, Inc. (the "Company") is a California corporation that has historically been engaged in the business of development, marketing and delivery of Internet websites, database management programs, and business educational programs, generally to individuals. The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three and six months ended June 30, 2005 and 2004. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

Discontinuance of Business

Historically, we have been engaged primarily in the development, marketing and delivery of Internet websites, database management programs, and business educational programs, generally to individuals, throughout the United States of America through our EPMG and Triad subsidiaries. In July 2004, we transferred certain operating assets and liabilities of EPMG to the former principals of EPMG (from whom we acquired the stock of EPMG in December 2001) under a settlement agreement with said former principals. However, the transfer of these assets and liabilities did not result in a discontinuation of this business. In April 2005, our board of directors determined to discontinue this business and undertake a strategy of growth through acquisition of private companies and internal product and services development focused on small and medium sized businesses ("SMB") and the medical market, and accordingly we split-off our Triad subsidiary (f/k/a Hackett Media, Inc.) in April 2005. As a result, effective April 20, 2005, we are no longer engaged in this business and have no continuing involvement with EPMG or Triad. These two former subsidiaries represented substantially all of our operations during the 2004 fiscal year and the six month period ended June 30, 2005.

Acquisition of Data Tech

On May 6, 2005, IST Integrated Solutions, Inc., a wholly-owed subsidiary, ("IST Integrated") completed an acquisition of the assets and operations of Lietz Development, Inc. and Saphire of Tampa Bay, Inc. (collectively "Data Tech"), a Tampa, Florida based computer equipment reseller and hosting and network services provider, and Christopher Lietz and Todd Lietz, (collectively the "Selling Stockholders"). The purchase price amounted to approximately $358,000 of consideration, comprising the assumption of $250,000 in debt and the issuance of 1,350,000 shares of our common stock (valued at the closing market price of the shares on May 6, 2005).

Subsequent to closing the acquisition the Company discovered certain facts that constituted undisclosed liabilities and/or breaches of representation or warranty by Data Tech and the Selling Stockholders under the Asset Purchase Agreement. On June 27, 2005 the Company and IST Integrated executed a mutual rescission agreement and release with Data Tech and the Selling Stockholders the effect of which was to rescind the earlier acquisition agreement between the parties. No portion of the Purchase Price or Performance Consideration (as defined in Section 1.4 of the Asset Purchase Agreement) had been paid by the Company in connection with the Asset Purchase Transaction. There were no penalties to either party with respect to the rescission. Expenditures relating to the failed acquisition in the amount of approximately $83,000 were expensed in the period ended June 30, 2005.

Current Strategy

Although the Company currently has no operating business, management is currently engaged in seeking merger and acquisition candidates within the technologies and healthcare industries, which have revenue producing and cash generating operations. While certain acquisition candidates have been investigated, there can be no assurance that the Company can identify and acquire a merger candidate at acceptable terms, if at all. In addition, there can be no assurance that the Company will be successful in its acquisition of working capital.

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

Allowance for Doubtful Accounts

Our gross notes receivable amounted to $49,031 as of June 30, 2005 and relate to product financing arrangements entered into with our clients. These notes are unsecured, bear interest at 15% and have terms ranging between one and five years. As of June 30, 2005, we have recorded reserves of $10,665 for estimated uncollectible amounts.

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

Services Revenues: The educational offering includes multiple sessions with a Company-employed coach. We recognize services revenue pro rata as coaching/training sessions are rendered. Deferred revenue, representing the fair value of future coaching sessions that students have paid for but not yet received, was $-0- as of June 30, 2005 as the Company has exited the educational business with the split-off of its Triad Media, Inc. subsidiary.

Results of Operations

Three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

Revenues

Revenues for the three months ended June 30, 2005 and 2004 were $7,916 and $7,618,093, respectively, which represents a 100% decrease. Revenues for the six months ended June 30, 2005 and 2004 were $284,935 and $17,267,483, respectively, which represents a 98% decrease. Our principal source of revenue for these periods consisted of business education and coaching services. Revenues decreased substantially as a result of the transfer of EPMG assets in July 2004 pursuant to a Settlement Agreement with Randy Garn and Ethan Willis whereby certain operating assets of our EPMG subsidiary, together with certain liabilities, were transferred to Garn and Willis (see note 3 in the Notes to the Condensed Consolidated Financial Statements herein). As a result of the split-off of our Triad subsidiary in April 2005, we are no longer in the business of education and coaching services. Our only source of revenues prospectively will be those from businesses that we acquire in the future, if any.

Cost of Sales and Margins

Cost of sales for the three months ended June 30, 2005 and 2004 were $2,754 and $3,590,016, respectively, representing a decrease of 100%. Cost of sales for the six months ended June 30, 2005 and 2004 were $14,573 and $8,101,675, respectively, representing a decrease of 100%. Cost of sales included (i) the cost of the multimedia educational materials that we ship to our students, (ii) the wages paid to our coaches and (iii) the commissions that we pay to lead sources. Cost of sales decreased substantially as a result of the above-described disposition of EPMG operating assets in July 2005. Upon the split-off of our Triad subsidiary in April 2005, we are no longer in the business of education and coaching services.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2005 and 2004 were $380,053 and $1,601,454, respectively, representing a decrease of 76%. General and administrative expenses for the six months ended June 30, 2005 and 2004 were $1,237,082 and $4,525,179, respectively, representing a decrease of 73%. General and administrative expenses as a percentage of sales rose to 434% for the six months ended June 30, 2005 from 26% for the six months ended 2004. Our general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The primary reason for the increase in general and administrative expenses relative to sales was a result of the dramatic decrease in sales following the sale of the EPMG assets, the recognition of $150,000 in bad debt expense for the period, and the disposition of the Triad subsidiary. In addition, even as management curtails activity certain expenses relating to Company's infrastructure (including legal and auditing expenses) will remain.

Commissions and Other Selling Expenses

Selling expenses for the three months ended June 30, 2005 and 2004 were $20,020 and $2,193,531, respectively, representing a decrease of 99%. Selling expenses for the six months ended June 30, 2005 and 2004 were $182,316 and $4,078,989, respectively, representing a decrease of 96%. Selling expenses consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The decrease in selling expenses is attributed to the disposal of EPMG assets and Triad Media.

Write-down of Goodwill

Following the split-off of its Triad Media, Inc. subsidiary, the Company effectively exited the education and coaching services business. As such, all remaining goodwill relating to its acquisition of EPMG, Inc. in the amount of $1,088,686 was determined to be impaired.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2005 and 2004 were ($157,257) and $46,529, respectively, representing a decrease of 438%. Other income (expense) for the six months ended June 30, 2005 and 2004 were ($144,337) and $112,443, respectively, representing a decrease of 228%. The decrease is primarily attributable to a decrease in interest income due to our declining financing notes receivable balance as well as a charge of approximately $83,000 for our failed acquisition of Data-Tech (see note 3), a write-down on investment of $30,464 (see note 9), and the charge of $64,429 for our corporate guarantee for the Triad Media, Inc. lease (see note 8).

Income Taxes

Our provision for income taxes amounted to $2,466 for the six months ended June 30, 2005 compared to a provision of $266,262 for the six months ended June 30, 2004.

Net Loss

Our net loss for the three months ended June 30, 2005 amounted to ($1,643,319), compared to a net income of $169,171 for the period ended June 30, 2004. Our net loss for the six months ended June 30, 2005 amounted to ($2,384,524), compared to a net income of $407,821 for the period ended June 30, 2004. This decrease was attributable to the matters discussed above relating to the EPMG asset disposition and our split off of Triad Media, which included decreased revenue and markedly increased general and administrative expenses along with the write-off of $1,088,686 of goodwill.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, during the six month period ended June 30, 2005, we incurred a loss of $2,384,524 and used cash totaling $843,562. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is currently seeking merger and acquisition candidates within the technology and healthcare industries, which have revenue producing and cash generating operations. While we have identified a number of prospective acquisition targets, there can be no assurance that any acquisition will be completed or that this strategy would be successful. In addition, we anticipate that we will need to raise additional capital to support our operations until a successful acquisition or acquisitions can be completed. There can be no assurance we will be able to acquire additional capital at acceptable terms, if at all.

As of June 30, 2005, the Company has cash and other reserves amounting to $32,909, certain receivables that are expected to be collected during the year ended December 31, 2005 amounting to $38,366, net of allowances, investment in a private company of $147,656, and refundable income taxes, net of interest and penalties due, of approximately $450,000. In the absence of a strategic acquisition of funding, described in Note 2 to our financial statements, management believes that it can curtail operating expenses and defer trade payables sufficient to maintain our existence through the fourth fiscal quarter of the year ended December 31, 2005. There can be no assurances that we can acquire companies or curtail our expenses sufficiently to maintain our operations.

Our financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

At June 30, 2005 we had current assets of $678,202, which represents a decrease of $1,521,867 over current assets as of December 31, 2004. Much of the decrease is attributable to a decrease in cash. At June 30, 2005 we had cash on hand of $32,909, which represents a decrease of $843,563 over the balances as of December 31, 2004.

At June 30, 2005 we had current liabilities of $930,831, which represents a decrease of $236,534 over current liabilities as of December 31, 2004.

As June 30, 2005 our working capital decreased to a negative $252,629 from a positive $1,032,704 as of December 31, 2004. This decrease results primarily from the use of cash in operations as noted above due to the lack of cash generating revenue and the continued high rate of corporate expenses. With the April 2005 split off of Triad, we currently have no operating business and no cash is being generated from operations. Accordingly, our working capital will likely decline as we address our new business development initiatives.

We have no material commitments for capital expenditures. Capital expenditures for the six months ended June 30, 2005 amounted to $23,717. We do not expect additional facilities or equipment expenditures in the absence of acquisitions.

We currently do not have a stock option or stock purchase plan. We also currently do not have any employee benefit plans that would require the use of our securities.

Off Balance-Sheet Arrangements

The Company has no material off-balance sheet arrangements as of June 30, 2005.

Item 3.  Controls and Procedures

(a) As of June 30, 2005, the Chief Executive Officer and Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

Prosper, Inc. Complaint

Subsequent to the EPMG asset disposition, as discussed above, the former principals, under the new name of Prosper, Inc. filed a complaint that seeks a refund to the benefit of Prosper of certain reserve funds amounting to approximately $580,000 that are due to former vendors. Under the EPMG Settlement Agreement, we agreed to pay certain reserves potentially owing to third-party vendors upon specified conditions. The lawsuit alleges that we have breached the obligation to pay these reserves, but we contest that the conditions for these payments have been satisfied and/or contest the amounts and payees of the payments that are alleged to be owed by us.

Although we believe that these allegations do not have any merit, if Prosper, Inc. were to prevail in its complaint there would be serious negative financial consequences resulting from utilization of our cash reserves. Moreover, such an action could divert management's time and efforts away from the business of the Company.

Seema Ure, M.D.

On July 15, 2005 Seema Ure, M.D., a former employee of the Company's IST Medical Group, Inc. subsidiary, filed a complaint against the Company asserting breach of contract and breach of fiduciary duty seeking damages in excess of $15,000. The Company believes it has affirmative defenses and potential counterclaims against Ms. Ure and intends to defend this action vigorously. However, there can be no assurance of a successful outcome for the Company. The Company has not yet filed an answer to this complaint.

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

      b.    Reports on Form 8-K

            During the period covered by this report, the Company filed the following report on Form 8-K:

            On April 8th, 2005 the Company filed a Current Report on Form 8-K under Item 5.02 (Results of Operation and Financial Condition) stating that effective April 7th, 2005, Douglas Shane Hackett resigned as officer and director of Innovative Software Technologies, Inc. and its subsidiaries.

            On April 20, 2005 the Company filed a Current Report on Form 8-K under Item 5 (Other Events and Regulation FD Disclosure) stating that it had executed a Stock Purchase Agreement with Douglas Shane Hackett whereby the Company split-off its wholly owned Triad Media, Inc. subsidiary to Mr. Hackett. Mr. Hackett is a former director, president, and chief executive officer of the Company.

            On May 11, 2005 the Company filed a Current Report on Form 8-K under
            Item 4 (Changes in Registrant's Certifying Accountant) stating that on May 11, 2005, the Company approved the Company's dismissal of Aidman, Piser & Company as independent auditors and the engagement of Lougheed, Scalfaro & Company LLC as independent auditors.

            On May 12, 2005 the Company filed a Current Report on Form 8-K under
            Item 1.01 (Entry into a Material Definitive Agreement) stating that on May 6, 2005, our IST Integrated Solutions, Inc. subsidiary completed an acquisition of the assets and operations of Lietz Development, Inc. and Saphire of Tampa Bay, Inc. (collectively "Data Tech"), a Tampa, Florida based computer equipment reseller, and hosting and network services provider.

            On June 28, 2005 the Company filed a Current Report on Form 8-K under Item 1.02 (Termination of a Material Definitive Agreement) stating that on June 27, 2005 it had executed a mutual rescission agreement effecting the rescission of the earlier acquisition of the assets and operations of Lietz Development, Inc. and Saphire of Tampa Bay, Inc. (collectively "Data Tech"), due to the discovery by the Company of certain facts that, if the transaction were not rescinded, would constitute a breach of certain representations and warranties under the Asset Purchase Agreement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Innovative Software Technologies, Inc.


Date: August 25, 2005            /s/ Peter M. Peterson
                                 --------------------------------------------
                                 Peter M. Peterson
                                 Chairman of the Board,
                                 Chief Executive Officer, and President
                                 Principal Executive Officer


                                 /s/ Christopher J. Floyd
                                 --------------------------------------------
                                 Christopher J. Floyd
                                 Chief Financial Officer,
                                 Vice President of Finance, and Secretary
                                 Principal Financial and Accounting Officer

                                INDEX TO EXHIBITS

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