Form 10KSB/A
period 2004-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2005-10-14
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-KSB

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

                                                   Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of May 2, 2005 was approximately $2,796,751. The registrant had issued and outstanding 50,383,680 shares of its common stock on May 2, 2005.

                                EXPLANATORY NOTE

      The purpose of this Amendment No. 2 is to file properly conformed certifications in exhibits 31.1 and 31.2. Accordingly, this Amendment No. 2 consists only of the facing page, this Explanatory Note, the Signature Page, the
Exhibit Index, and the conformed certifications. No changes have been made to Parts I, II, or III, or exhibits 32.1 and 32.2, of the Form 10-KSB for the Fiscal Year Ended December 31, 2004.

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Innovative Software Technologies, Inc.




       October 10, 2005               /s/ Peter M. Peterson
       ----------------               ---------------------
                                      Peter M. Peterson
                                      Chief Executive Officer
                                      Chairman of the Board of Directors



       October 10, 2005               /s/ Christopher J. Floyd
       ----------------               ------------------------
                                      Christopher J. Floyd
                                      Chief Financial Officer, Secretary



       October 10, 2005               /s/ William E. Leathem
       ----------------               ----------------------
                                      William E. Leathem
                                      Director

                                INDEX TO EXHIBITS

Exhibit
Number                                      Description

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

4.2(a) Articles FOURTH and FIFTH of the Articles of Incorporation of Innovative Software Technologies, Inc., as amended (incorporated by reference from Exhibit 3.2 to this Annual Report on Form 10-QSB).

4.3(a) Certificate of Designation of the Series A Preferred Stock of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K/A filed March 14, 2002).

4.4(a) Certificate of Designation of the Series B Preferred Stock of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 3.4 to this Annual Report on Form 10-QSB).

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

4.6(a) Financing Agreement dated January 25, 2001 among Iwasaka Investments Limited, Shane Hackett and Hackett Media, Inc.*

4.7(a) Amendment to Finance Agreement dated December 31, 2001 between Iwasaka Investments Limited and Innovative Software Technologies***

      Executive Compensation Plans and Arrangements:  Exhibits 10.2, 10.3, 10.4,
10.5 and 10.6 to the Annual Report on Form 10-QSB for fiscal quarter ended September 30, 2004

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

99.1(a) Resignation Letter dated September 26, 2004 from James Randolph Garn to the Company.**

99.2(a) Resignation Letter dated September 26, 2004 from Ethan Andrew Willis to the Company.**

99.3(a)     Memorandum of Holme Roberts & Owen LLP dated September 26, 2004.**

* Incorporated by reference from the exhibit to the Company's Annual Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears the same exhibit number.

** Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 3, 2004 which bears the same exhibit number.

*** Incorporated by reference from the exhibit to the Company's Annual Report on Form 10-QSB for the fiscal quarter ended September 30, 2004 which bears the same exhibit number.

**** Incorporated by reference from the exhibit to the Company's Annual Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears exhibit number 10.1.

***** Incorporated by reference from the exhibit to the Company's Annual Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears exhibit number 10.2.

(a)   Previously filed