Form 10QSB/A
period 2005-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2005-10-14
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2005

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       Commission File Number: 000-1084047

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                California                              95-4691878
                -----------                             ----------
       (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
     of Incorporation or Organization)

      100 North Tampa Street, Suite 2410, Tampa, FL         33602
      ---------------------------------------------         -----
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

                                        Innovative Software Technologies, Inc.


Date: October 10, 2005                  /s/ Peter M. Peterson
                                        ----------------------------------------
                                        Peter M. Peterson
                                        Chairman of the Board,
                                        Chief Executive Officer, and President


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