Form 10QSB
period 2005-09-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2005-11-15
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2005

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                       COMMISSION FILE NUMBER: 000-1084047

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            CALIFORNIA                                      95-4691878
  (State or Other Jurisdiction                           (I.R.S. Employer
 of Incorporation or Organization)                      Identification No.)



100 NORTH TAMPA STREET, SUITE 2410, TAMPA, FL               33602
  (Address of Principal Executive Offices)               (Zip Code)


                                 (813) 387-3310
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
                                                   Common Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

There were 50,651,183 shares of common stock, $0.001 par value, outstanding as of November 14, 2005.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                                                    PAGE
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited)
       and December 31, 2004..................................................................        3

     Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine
       Months Ended September 30, 2005 and 2004...............................................        4

     Condensed Consolidated Statements of Cash Flow (Unaudited) for the Nine
       Months Ended September 30, 2005 and 2004...............................................        5

     Notes to the Condensed Consolidated Financial Statements (Unaudited).....................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................       13

Item 3.  Controls and Procedures..............................................................       18


                                                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................       19

Item 3.  Defaults upon Senior Securities......................................................       20

Item 6.  Exhibits and Reports on Form 8-K.....................................................       20

Signatures    ................................................................................       21

Index to Exhibits.............................................................................       22


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                           (Unaudited)
                                                                           September 30,      December 31,
                                                                              2005                2004
                                                                           ------------       ------------
                                                   ASSETS

CURRENT ASSETS
    Cash                                                                   $     52,916       $    876,472
    Accounts receivable
    Merchant accounts receivable                                                   --               87,417
    Notes receivable, net of allowance for doubtful
           accounts of $3,260 and $245,496, respectively                          7,607            594,128
    Inventory                                                                     5,250              5,471
    Refundable income taxes                                                     582,836            582,836
    Prepaid expenses and other current assets                                    34,534             53,745
                                                                           ------------       ------------
    Total current assets                                                        683,143          2,200,069
PROPERTY AND EQUIPMENT, NET                                                      40,204            104,424
GOODWILL                                                                           --            1,088,686
INVESTMENT                                                                         --              178,120
DEPOSITS                                                                         35,158             39,215
                                                                           ------------       ------------
    Total assets                                                           $    758,505       $  3,610,514
                                                                           ============       ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                  $  1,054,695       $    976,573
    Deferred revenue                                                               --              111,492
    Notes payable and current maturities of capital lease obligations              --               79,300
                                                                           ------------       ------------
    Total current liabilities                                                 1,054,695          1,167,365
CAPITAL LEASE OBLIGATIONS                                                          --                8,249
                                                                           ------------       ------------
    Total liabilities                                                         1,054,695          1,175,614
                                                                           ------------       ------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)                                             --                 --

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, issued and outstanding,  450,000 shares                    450,000            450,000
    Common stock - authorized, 100,000,000 shares of $.001 par value; issued and outstanding, 50,651,183 and 55,586,198
    shares as of September 30, 2005 and December 31, 2004, respectively          50,650             55,586
    Additional paid-in capital                                               18,327,206         18,398,495
    Accumulated deficit                                                     (19,124,045)       (16,469,181)
                                                                           ------------       ------------
    Total stockholders' equity (deficiency)                                    (296,190)         2,434,900
                                                                           ------------       ------------
    Total liabilities and stockholders' equity (deficiency)                $    758,505       $  3,610,514
                                                                           ============       ============


                            See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             For the Three Months               For the Nine Months
                                                              Ended September 30,                Ended September 30,
                                                      -------------------------------       -------------------------------
                                                          2005                2004               2005              2004
                                                      ------------       ------------       ------------       ------------
REVENUE
     Services revenue                                 $       --         $     89,700       $    157,454       $  7,655,530
     Product sales                                            --              164,963            118,881          9,118,286
     Other revenue                                            --                 --                8,600            748,329
                                                      ------------       ------------       ------------       ------------
     Total revenue                                            --              254,663            284,935         17,522,145

COST OF REVENUE
     Cost of services revenue                                 --               51,501              8,326          3,543,551
     Cost of product sales and other revenue                  --               47,399              6,248          4,657,024
                                                      ------------       ------------       ------------       ------------
     Total cost of revenue                                    --               98,900             14,573          8,200,575
                                                      ------------       ------------       ------------       ------------
GROSS PROFIT                                                  --              155,763            270,362          9,321,570
                                                      ------------       ------------       ------------       ------------
OPERATING EXPENSES
     General and administrative                            288,953          3,408,669          1,526,035          7,933,848
     Commissions and other selling expenses                   --               11,856            182,316          4,090,845
     Writedown of goodwill                                    --                 --            1,088,686               --
                                                      ------------       ------------       ------------       ------------
     Total operating expenses                              288,953          3,420,525          2,797,037         12,024,693
                                                      ------------       ------------       ------------       ------------
INCOME (LOSS) FROM OPERATIONS                             (288,953)        (3,264,762)        (2,526,675)        (2,703,123)
                                                      ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE) NET
     Interest and penalties on late tax payments              --              611,920            (10,000)           566,831
     Other income (expense)                                 18,406            (86,002)          (129,423)             1,565
     Interest income, deposits                                --               33,091               --               44,061
     Interest income, financing arrangements                   450               --               13,942             64,070
     Interest expense                                         --              (45,088)              --              (50,163)
                                                      ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE) NET                                  18,856            513,921           (125,481)           626,364
                                                      ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                                (270,097)        (2,750,841)        (2,652,156)        (2,076,759)

INCOME TAXES                                                  (243)           266,262             (2,708)              --
                                                      ------------       ------------       ------------       ------------
NET INCOME (LOSS)                                         (270,340)        (2,484,579)        (2,654,864)        (2,076,759)

UNDECLARED PREFERRED STOCK DIVIDENDS                        (4,500)           (20,790)           (13,500)           (41,580)
                                                      ------------       ------------       ------------       ------------
INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS       $   (274,840)      $ (2,505,369)      $ (2,668,364)      $ (2,118,339)
                                                      ============       ============       ============       ============
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE      $      (0.01)      $      (0.05)      $      (0.05)      $      (0.04)
                                                      ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN BASIC AND DILUTED PER SHARE CALCULATION         50,651,183         51,432,769         52,621,574         52,405,484
                                                      ============       ============       ============       ============

                             See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                 For the Nine Months
                                                                  Ended September 30,
                                                            ------------------------------
                                                                2005              2004
                                                            -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $(2,654,864)      $(2,076,760)
Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities
Depreciation and amortization                                    11,970           176,219
Bad debt expense                                                158,211              --
Stock based compensation                                           --           1,750,000
Write down of Goodwill                                        1,088,686              --
Write down of Investment                                         30,464              --
Net change in operating assets and liabilities
   Merchant account receivables                                  84,670           (55,832)
   Other receivables                                             (6,413)         (143,483)
   Inventory                                                     (5,250)           (1,344)
   Prepaid expenses and other current assets                     15,537           (86,477)
   Accounts payable and accrued expenses                        283,880           147,729
   Deferred revenue                                              19,608          (446,594)
   Accrued federal and state income tax                            --            (142,579)
                                                            -----------       -----------
   NET CASH FLOWS FROM OPERATING ACTIVITIES                    (973,501)         (879,121)
                                                            -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on notes receivable from financed sales*          337,222           (51,629)
Increase in notes receivable from new financed sales*          (222,601)             --
Triad Media, Inc. cash balance at sale                          (11,064)             --
Sale of Investment                                              147,656              --
Purchase of fixed assets                                        (23,946)         (178,108)
                                                            -----------       -----------
   NET CASH FLOWS FROM INVESTING ACTIVITIES                     227,267          (229,737)
                                                            -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in notes payable                                       (75,435)             --
Payment under Settlement Agreement                                 --            (300,000)
Payments on capital lease obligations                            (1,888)          (42,732)
                                                            -----------       -----------
Net cash flows from financing activities                        (77,322)         (342,732)
                                                            -----------       -----------
NET INCREASE (DECREASE) IN CASH                                (823,556)       (1,451,590)

CASH AT BEGINNING OF PERIOD                                     876,472         3,890,929
                                                            -----------       -----------
CASH AT END OF PERIOD                                       $    52,916       $ 2,439,339
                                                            ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Property and equipment acquired under capital leases        $      --         $    15,192
                                                            ===========       ===========
EPMG Settlement Transaction, July 1 2004:
Decrease in Operating Assets                                                  $   414,870
Decrease in Fixed Assets                                                       (1,722,659)
Decrease in Operating Liabilities                                              (1,385,152)
Decrease in Long-term Liabilities                                               2,137,128
Increase in Equity                                                                555,812
                                                                              -----------
                                                                              $      --
                                                                              ===========

    *2004 shows net change in Notes Receivable from Financed Sales


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

         (b) Basis of Presentation:

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of September 30, 2005, and the results of its operations for the three and nine months ended September 30, 2005 and September 30, 2004, and the cash flows for the nine months ended September 30, 2005 and September 30, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2004 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

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


                                                        Three Months Ended                  Nine Months Ended
                                                          September 30,                        September 30,
                                                --------------------------------      -------------------------------
                                                    2005               2004              2005                 2004
                                                ------------       -------------      ------------       ------------
Income applicable to common stockholders        ($   274,840)      ($ 2,505,369)      ($ 2,668,364)      ($ 2,118,339)
                                                ============       =============      ============       ============
Weighted average common shares outstanding        50,651,183         51,432,769         52,621,574         52,405,484
                                                ------------       -------------      ------------       ------------
Basic and diluted income per common share       ($      0.01)      ($      0.05)      ($      0.05)      ($      0.04)
                                                ------------       -------------      ------------       ------------


(2)      LIQUIDITY AND MANAGEMENT'S PLANS

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, during July 2004, the Company sold certain operating assets and liabilities of its EPMG subsidiary, which represented a significant portion of its revenue producing operations to certain shareholders of the Company (See Note 3). During April 2005, the Company split-off its Triad Media, Inc. subsidiary, further curtailing future operations (See Note 3). Currently the Company has no operations. As a result of the EPMG asset transfer, the Company incurred a loss of ($3,231,549) and used cash of ($3,189,958) in its operating activities during the year ended December 31, 2004. The Company incurred a loss of ($2,654,864) and used cash of ($973,501) in its operating activities during the nine months ended September 30, 2005. Finally, the Company has a working capital deficiency of ($371,552). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

         As of September 30, 2005, the Company has cash and other reserves amounting to $52,916, certain receivables that are expected to be collected during the year ended December 31, 2005 amounting to $7,607, net of allowances, and refundable income taxes, net of interest and penalties due, of approximately $450,000. In the absence of a strategic acquisition of funding, described in Note 2 to our financial statements, management believes that it can curtail operating expenses and defer trade payables sufficient to maintain our existence through the fourth fiscal quarter of the year ended December 31, 2005. There can be no assurances that we can acquire companies or curtail our expenses sufficiently to maintain our operations.

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

(4)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following as of September 30, 2005 and December 31, 2004:

                                              September 30, 2005      December 31, 2004
                                              ------------------      -----------------
Accrued expenses                                 $  757,118               $  710,133
Reserves for returns and refunds                       --                     88,212
Accounts payable                                    167,017                   57,668
Interest and penalties on late tax payments         130,560                  120,560
                                                 ----------               ------------
                                                 $1,054,695               $  976,573
                                                 ==========               ============

                                        9

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(5)      OTHER STOCKHOLDERS' EQUITY

         (a) Convertible Preferred Stock:

                  The Company has 25,000,000 shares of preferred stock authorized and has designated 1,500,000 shares as $1.00 stated value Series A Preferred and 3,000,000 shares as $1.00 stated value Series B Preferred. Series A and Series B Preferred Stock (collectively "Preferred Stock") have the same terms and conditions. The Preferred Stock is (i) entitled to cumulative dividends at a rate of 4.0% of the liquidation value ($1.00 per share), (ii) convertible at any time into common stock at a rate of 95% of the average closing market price of the common stock for five days preceding conversion (6,232,687 common shares as of September 30, 2005), (iii) redeemable at any time by the Company for $1.00 per share, (iv) entitled to one vote per share. As of September 30, 2005, 450,000 shares of Series A Preferred Stock were outstanding and no shares of Series B Preferred Stock were outstanding.

         (b) Stock-Based Compensation:

                  During the nine-month periods ended September 30, 2005, and 2004, the Company did not issue any of its common or preferred stock as compensation. In addition, the Company has no stock options outstanding from other periods. Accordingly, pro forma net income (loss) and pro forma net income (loss) per common share, assuming the fair value approach was used to value stock options or other similar forms of stock-based compensation, are the same.

(6)      RELATED PARTY TRANSACTION

         None.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(7)      COMMITMENTS AND CONTINGENCIES

         (a) Leases:

                  Future minimum lease payments under noncancelable operating leases (with initial terms in excess of one year) are as follows:


                                                              Operating
                  Year ending December 31:                      Leases
                                                           ---------------
                  2005                                     $       15,701
                  2006                                             36,635
                  2007                                                  -
                  2008                                                  -
                  After 2008                                            -
                                                           ---------------
                  Total noncancelable lease payments       $       52,336
                                                           ===============


         Rent expense under all operating leases for the nine months ended September 30, 2005 was $57,145.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(7)      COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  SEEMA URE, M.D.
                  On July 15, 2005 Seema Ure, M.D., a former employee of the Company's IST Medical Group, Inc. subsidiary, filed a complaint against the Company asserting breach of contract and breach of fiduciary duty seeking damages in excess of $15,000. The Company believes it has affirmative defenses and potential counterclaims against Ms. Ure and intends to defend this action vigorously. However, there can be no assurance of a successful outcome for the Company. The Company has filed an answer to this complaint and is preparing for depositions.


(8)      CORPORATE LEASE GUARANTEE OBLIGATION

         In November 2004 the Company signed a corporate guarantee on behalf of Triad Media, Inc, its wholly owned subsidiary, for an operating lease on facilities in Kansas City, Missouri. Triad Media, Inc. was subsequently split-off (see notes 2 and 3). The Triad Media lease has a term of 5 years from February 2005 through January 2010. As of September 30, 2005 the remaining total obligation on this lease was $204,340. The Company evaluated the fair value of this guarantee according to FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and recorded a charge of $70,474 for this lease guarantee obligation. The Company will periodically assess the adequacy of this lease guarantee obligation and adjust the amount as necessary.

(9)      SUBSEQUENT EVENTS

         None.

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

OVERVIEW

Innovative Software Technologies, Inc. (the "Company") is a California corporation that has historically been engaged in the business of development, marketing and delivery of Internet websites, database management programs, and business educational programs, generally to individuals. The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three and nine months ended September 30, 2005 and 2004. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

DISCONTINUANCE OF BUSINESS

Historically, we have been engaged primarily in the development, marketing and delivery of Internet websites, database management programs, and business educational programs, generally to individuals, throughout the United States of America through our EPMG and Triad subsidiaries. In July 2004, we transferred certain operating assets and liabilities of EPMG to the former principals of EPMG (from whom we acquired the stock of EPMG in December 2001) under a settlement agreement with said former principals. However, the transfer of these assets and liabilities did not result in a discontinuation of this business. In April 2005, our board of directors determined to discontinue this business and undertake a strategy of growth through acquisition of private companies and internal product and services development focused on small and medium sized businesses ("SMB") and the medical market, and accordingly we split-off our Triad subsidiary (f/k/a Hackett Media, Inc.) in April 2005. As a result, effective April 20, 2005, we are no longer engaged in this business and have no continuing involvement with EPMG or Triad. These two former subsidiaries represented substantially all of our operations during the 2004 fiscal year and the nine month period ended September 30, 2005.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Our gross notes receivable amounted to $10,867 as of September 30, 2005 and relate to product financing arrangements entered into with our clients. These notes are unsecured, bear interest at 15% and have terms ranging between one and five years. As of September 30, 2005, we have recorded reserves of $3,260 for estimated uncollectible amounts.

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

Services Revenues: The educational offering includes multiple sessions with a Company-employed coach. We recognize services revenue pro rata as coaching/training sessions are rendered. Deferred revenue, representing the fair value of future coaching sessions that students have paid for but not yet received, was $-0- as of September 30, 2005 as the Company has exited the educational business with the split-off of its Triad Media, Inc. subsidiary.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.

REVENUES

Revenues for the three months ended September 30, 2005 and 2004 were $-0- and $254,663 respectively, which represents a 100% decrease. Revenues for the nine months ended September 30, 2005 and 2004 were $284,935 and $17,522,145, respectively, which represents a 98% decrease. Our principal source of revenue for these periods consisted of business education and coaching services. Revenues decreased substantially as a result of the transfer of EPMG assets in July 2004 pursuant to a Settlement Agreement with Randy Garn and Ethan Willis whereby certain operating assets of our EPMG subsidiary, together with certain liabilities, were transferred to Garn and Willis (see note 3 in the Notes to the Condensed Consolidated Financial Statements herein). As a result of the split-off of our Triad subsidiary in April 2005, we are no longer in the business of education and coaching services. Our only source of revenues prospectively will be those from businesses that we acquire in the future, if any.

COST OF SALES AND MARGINS

Cost of sales for the three months ended September 30, 2005 and 2004 were $-0-and $98,900, respectively, representing a decrease of 100%. Cost of sales for the nine months ended September 30, 2005 and 2004 were $14,573 and $8,200,575, respectively, representing a decrease of 100%. Cost of sales included (i) the cost of the multimedia educational materials that we ship to our students, (ii) the wages paid to our coaches and (iii) the commissions that we pay to lead sources. Cost of sales decreased substantially as a result of the above-described disposition of EPMG operating assets in July 2004. Upon the split-off of our Triad subsidiary in April 2005, we are no longer in the business of education and coaching services.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2005 and 2004 were $355,238 and $3,408,669, respectively, representing a decrease of 90%. General and administrative expenses for the nine months ended September 30, 2005 and 2004 were $1,592,320 and $7,933,848, respectively, representing a decrease of 80%. General and administrative expenses as a percentage of sales rose to 559% for the nine months ended September 30, 2005 from 45% for the nine months ended 2004. Our general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. The primary reason for the increase in general and administrative expenses relative to sales was a result of the dramatic decrease in sales following the sale of the EPMG assets, the recognition of $150,000 in bad debt expense for the period, and the disposition of the Triad subsidiary. In addition, even as management curtails activity certain expenses relating to Company's infrastructure (including legal and auditing expenses) will remain.

COMMISSIONS AND OTHER SELLING EXPENSES

Selling expenses for the three months ended September 30, 2005 and 2004 were $-0- and $11,856, respectively, representing a decrease of 100%. Selling expenses for the nine months ended September 30, 2005 and 2004 were $182,316 and $4,090,845, respectively, representing a decrease of 96%. Selling expenses consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The decrease in selling expenses is attributed to the disposal of EPMG assets and Triad Media.

WRITE-DOWN OF GOODWILL

Following the split-off of its Triad Media, Inc. subsidiary, the Company effectively exited the education and coaching services business. As such, all remaining goodwill relating to its acquisition of EPMG, Inc. in the amount of $1,088,686 was determined to be impaired and written off in the second quarter of 2005.

OTHER INCOME (EXPENSE)

Other income (expense) for the three months ended September 30, 2005 and 2004 were $18,856 and $513,921, respectively, representing a decrease of 96%. Other income (expense) for the nine months ended September 30, 2005 and 2004 were ($125,481) and $626,364 respectively, representing a decrease of 120%. The decrease is primarily attributable to a decrease in interest income due to our declining financing notes receivable balance as well as a charge of approximately $83,000 for our failed acquisition of Data-Tech (see note 3), a write-down on investment of $30,464, and the charge of $70,474 for our corporate guarantee for the Triad Media, Inc. lease (see note 8).

INCOME TAXES

Our provision for income taxes amounted to $2,708 for the nine months ended September 30, 2005 compared to a provision of $-0- for the nine months ended September 30, 2004. The current year provision reflects various state income tax requirements.

NET LOSS

Our net loss for the three months ended September 30, 2005 amounted to ($270,340), compared to a net loss of ($2,484,579) for the period ended September 30, 2004. Our net loss for the nine months ended September 30, 2005 amounted to ($2,654,864), compared to a net loss of ($2,076,759) for the period ended September 30, 2004. This decrease was attributable to the matters discussed above relating to the EPMG asset disposition and our split off of Triad Media, which included decreased revenue and markedly increased general and administrative expenses along with the write-off of $1,088,686 of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, during the six month period ended September 30, 2005, we incurred a loss of ($2,654,864) and used cash totaling $823,556. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As of September 30, 2005, the Company has cash and other reserves amounting to $52,916, certain receivables that are expected to be collected during the year ended December 31, 2005 amounting to $7,607, net of allowances, and refundable income taxes, net of interest and penalties due, of approximately $450,000. In the absence of a strategic acquisition of funding, described in Note 2 to our financial statements, management believes that it can curtail operating expenses and defer trade payables sufficient to maintain our existence through the fourth fiscal quarter of the year ended December 31, 2005. There can be no assurances that we can acquire companies or curtail our expenses sufficiently to maintain our operations.

Our financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

At September 30, 2005 we had current assets of $683,143, which represents a decrease of $1,516,926 over current assets as of December 31, 2004. Much of the decrease is attributable to a decrease in cash. At September 30, 2005 we had cash on hand of $52,916, which represents a decrease of $823,556 over the balances as of December 31, 2004. At September 30, 2005 we had current liabilities of $1,054,695, which represents a decrease of $112,670 over current liabilities as of December 31, 2004.

As September 30, 2005 our working capital decreased to a negative ($371,552) from a positive $1,032,704 as of December 31, 2004. This decrease results primarily from the use of cash in operations as noted above due to the lack of cash generating revenue and the continued high rate of corporate expenses. With the April 2005 split off of Triad, we currently have no operating business and no cash is being generated from operations. Accordingly, our working capital will likely decline as we address our new business development initiatives.

We have no material commitments for capital expenditures. Capital expenditures for the nine months ended September 30, 2005 amounted to $23,946. We do not expect additional facilities or equipment expenditures in the absence of acquisitions.

We currently do not have a stock option or stock purchase plan. We also currently do not have any employee benefit plans that would require the use of our securities.

OFF BALANCE-SHEET ARRANGEMENTS

The Company has no material off-balance sheet arrangements as of September 30, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

(a) As of September 30, 2005, the Chief Executive Officer and Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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


SEEMA URE, M.D.

On July 15, 2005 Seema Ure, M.D., a former employee of the Company's IST Medical Group, Inc. subsidiary, filed a complaint against the Company asserting breach of contract and breach of fiduciary duty seeking damages in excess of $15,000. The Company believes it has affirmative defenses and potential counterclaims against Ms. Ure and intends to defend this action vigorously. However, there can be no assurance of a successful outcome for the Company. The Company has filed an answer to this complaint and is preparing for depositions.

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

b.       Reports on Form 8-K

           During the period covered by this report, the Company filed the following report on Form 8-K:

           On July 18, 2005 the Company filed a Current Report on Form 8-K under
Item 7.01 (Regulation FD Disclosure) stating that it executed a mutal rescission agreement and release the effect of which was to rescind the earlier acquisition agreement between the Company and Data Tech and the selling stockholders executed May 9, 2005.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  INNOVATIVE SOFTWARE TECHNOLOGIES, INC.


DATE:        November 15, 2005    /S/ PETER M. PETERSON
                                  --------------------------------------------
                                  Peter M. Peterson
                                  Chairman of the Board,
                                  Chief Executive Officer, and President
                                  Principal Executive Officer


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