Form 10KSB
period 2005-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2006-05-01
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       Commission File Number: 000-1084047

                    INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                  California                             95-4691878
                  -----------                            ----------
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer
               or Organization)                      Identification No.)


1413 South Howard Avenue, Suite 220, Tampa, FL              33606
----------------------------------------------              -----
   (Address of Principal Executive Offices)              (Zip Code)


                                 (813) 387-3310
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      State issuer's revenues for its most recent fiscal year:  $284,935
                                                                --------

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 19, 2006 was approximately $1,519,859. The registrant had issued and outstanding 56,255,379 shares of its common stock on April 19, 2006.

                                    CONTENTS

                                     PART I

   ITEM 1.  DESCRIPTION OF BUSINESS..........................................1
   ITEM 2.  PROPERTIES.......................................................4
   ITEM 3.  LEGAL PROCEEDINGS................................................5
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............5

                                     PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS......................................6
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................8
   ITEM 7.  INDEX TO FINANCIAL STATEMENTS...................................15
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................15
   ITEM 8A. CONTROLS AND PROCEDURES.........................................15
   ITEM 8B. OTHER INFORMATION...............................................15

                                    PART III

   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS
            AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT.............................................16
   ITEM 10. EXECUTIVE COMPENSATION..........................................18
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................20
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................22
   ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K.........................................22
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................22

            SIGNATURES......................................................23
            EXHIBIT INDEX...................................................24

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

Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of California in May 1998. The Company currently has nominal assets and revenues, and it currently has no business operations. The Company's strategy is to enter into a business combination transaction with an entity that has business operations.

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

On September 26, 2003, the former principals of EPMG alleged in writing that they were entitled to rescind the 2001 acquisition of EPMG. On July 2, 2004, we entered into a Settlement Agreement with the former principals of EPMG (the "Settlement Agreement") under the terms of the former principals surrendered all of their 6,784,762 shares of common stock, 1,200,500 shares of Series A Preferred Stock, and 80,000 shares of Series B Preferred Stock, in exchange for certain assets and liabilities of EPMG. Subsequent to the Settlement Agreement, the former principals filed an action against the Company for breach of the Settlement Agreement related to certain reserve liabilities (see "Item 3 - Legal Proceedings" below).

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

On April 20, 2005, we entered into a stock purchase agreement with Mr. Hackett for the sale to Mr. Hackett of all common shares our subsidiary Triad in exchange for the surrender by Mr. Hackett of 4,935,015 shares of our common stock held by him. Since the transaction involves receipt of our common stock in exchange for the subsidiary, we recorded this transaction during the second fiscal quarter in 2005 as an equity transaction.

On May 6, 2005, our IST Integrated Solutions, Inc. subsidiary completed an acquisition of the assets and operations of Lietz Development, Inc. and Saphire of Tampa Bay, Inc. (collectively "Data Tech"), a Tampa, Florida based computer equipment reseller, and hosting and network services provider. Subsequent to the closing of the acquisition the Company identified and/or discovered certain facts that constituted undisclosed liabilities or breaches of representation or warranty by Data Tech. On June 27, 2005 the Company executed a mutual rescission agreement and release with Data Tech the effect of which was to rescind the earlier acquisition agreement between the parties. No portion of the Purchase Price or Performance Consideration (as defined in Section 1.4 of the Asset Purchase Agreement) had been paid by the Company in connection with the transaction.

For the remainder of the 2005 calendar year the Company had no business operations and sought to engage in a business combination with a company with operations. As a result of the sale of Triad we are no longer engaged in the development, marketing and delivery of business-type educational programs and also had no continuing involvement with the business of EPMG

As of April 19, 2006 Innovative and its subsidiaries employed a total of 3 persons of which one was employed on a full-time basis. None of our employees is represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.



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

The Spin-Off of EPMG and TRIAD Has Eliminated our Revenues.

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

The Volatility of Our Securities Prices May Increase.

The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

      o  quarter-to-quarter variations in operating results,

      o  adverse news announcements,

      o the acquisition of business operations or the introduction of new products and services, and

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

Our Quarterly Operating Results May Fluctuate.

Depending on our business and industry if we acquire operations, we may experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

      o our ability to attract new customers at a steady rate and maintain customer satisfaction,

      o  the demand for the products and services we may market, and

      o  the   introduction  of  new  or  enhanced   services  by  us  or  our
         competitors, and

      o  economic conditions specific to our business.



Current Litigation relating to the EPMG Settlement Could Have a Material Adverse Effect on our Business, Operations, and Financial Condition.

Subsequent to the spin off of EPMG, as discussed in Note 3, the former principals of EPMG, under the new name Prosper Inc., filed a complaint that seeks a refund to the benefit of Prosper of certain reserve funds amounting to $580,000 that are due to former vendors of the Company. Under the EPMG Settlement Agreement, we agreed to pay certain reserves potentially owing to third-party vendors upon specified conditions. The lawsuit alleges that we have breached the obligation to pay these reserves, but we contest that the conditions for these payments have been satisfied and/or contest the amounts and payees of the payments that are alleged to be owing by us.

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



ITEM 2.     PROPERTIES

Effective September 1, 2004, we entered into a 22-month lease in Tampa, Florida for approximately 2,795 square feet with a base rent of $4,658 per month, and relocated our corporate headquarters from Riverside, Missouri, to the Tampa office. This lease was terminated early effective March 31, 2006. We are currently negotiating a settlement payment with the landlord but there can be no assurance that such negotiations will be successful.

In December 2004 our former subsidiary Triad Media, Inc. entered into a lease for approximately 3,606 square feet in Kansas City, Missouri with a term beginning February 1, 2005 and ending January 31, 2010 and a base rent of $3,756.25 per month which the Company guaranteed on behalf of Triad Media, Inc. Following the sale of Triad Media in April 2005, the Company accrued for this potential liability which accrual amounted to $59,892 at December 31, 2005. On February 28, 2006, the Company was informed that Triad Media, Inc. had abandoned the premises. We are currently negotiating a settlement payment with the landlord but there can be no assurance that such negotiations will be successful or that the amount accrued thus far will be sufficient.

ITEM 3.     LEGAL PROCEEDINGS
From time to time, we are involved in litigation concerning its business operations. Management believes that the litigation in which we are currently involved is not reasonably likely to be material to its financial condition, results of its operations or its cash flows, other than the litigation noted below.

SEC Investigation

On June 24, 2003 the Securities and Exchange Commission ("SEC") issued a formal order of investigation, authorizing the investigation of certain securities matters. The SEC staff has taken the testimony of certain officers and has informed us that it intends to take additional testimony. The SEC staff has also issued additional requests for the voluntary production of documents. Prior to the issuance of the order, we had voluntarily provided documents and information to the SEC staff in response to informal, non-public inquiries by the staff. On April 8th, 2005, the Independent Committee of the Board of Directors turned over the results of its investigation to the SEC. We intend to continue to fully cooperate with the SEC in its investigation.

Prosper, Inc. Complaint

Subsequent to the spin off of EPMG, as discussed above, the former principals, under the new name of Prosper, Inc., filed a complaint that seeks a refund to the benefit of Prosper from EPMG of certain reserve funds amounting to $580,000 that are due to former vendors. Under the EPMG Settlement Agreement, we agreed to pay certain reserves potentially owing to third-party vendors upon specified conditions. The lawsuit alleges that we have breached the obligation to pay these reserves, but we contest that the conditions for these payments have been satisfied and/or contest the amounts and payees of the payments that are alleged to be owed by us.

Although we believe that these allegations do not have any merit, if Prosper, Inc. were to prevail in its complaint, there would be serious negative financial consequences resulting from utilization of our cash reserves. Moreover, such an action could divert management's time and efforts away from the business of the Company.

Seema Ure, M.D.

On July 15, 2005 Seema Ure, M.D., a former employee of the Company's IST Medical Group, Inc. subsidiary, filed a complaint against the Company asserting breach of contract and breach of fiduciary duty seeking damages in excess of $15,000. The Company settled with Ms. Ure on March 17, 2005 for a one-time payment of $25,000 which amount has been accrued as of December 31, 2005.

Kansas City Explorers

The Company is a defendant in a lawsuit in the Circuit Court of Platte County, Missouri, "Kansas City Explorers vs. Innovative Software" case no. 04CV82050 in which the claimant is seeking money for advertising which it alleges is still due, and have alleged damages of $50,028. The claimant has been court ordered to produce answers to certain discovery requests of the Company which they have failed to produce. Management intends to aggressively defend the claim based upon the lack of contract between the parties, lack of proof of damages, as well as minimal proof of advertising services actually performed for Company products and services.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

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

The following table sets forth, for the quarters indicated, the high and low closing sales price per share for our common stock, as reported by the OTC Bulletin Board:


                                                                   High     Low
Year Ending December 31, 2004:
            First Quarter ....................................   $   0.75   0.31
            Second Quarter ...................................       0.51   0.25
            Third Quarter ....................................       0.35   0.14
            Fourth Quarter ...................................       0.30   0.08
Year Ending December 31, 2005:
            First Quarter ....................................   $   0.17   0.07
            Second Quarter ...................................       0.12   0.04
            Third Quarter ....................................       0.08   0.03
            Fourth Quarter ...................................       0.08   0.01

The closing price for the common stock on April 19, 2006 was $0.04 per share.


HOLDERS

As of December 31, 2005, we had 1,239 holders of record of our common stock.

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

The holders of the shares of Series A Preferred are entitled to receive dividends at the rate of 4% per annum of the liquidation preference per share payable yearly in fully paid and non-assessable shares of the Corporation's common stock. The number of shares of common stock to be distributed as a dividend is calculated by dividing such payment by 95% of the Market Price on the first five trading days after January 1 of each year. The term "Market Price" means, as of any date, the average of the daily closing price for the five consecutive trading days ending on such date. As of December 31, 2005, there were 450,000 shares of Series A Preferred Stock outstanding. As such, we have undeclared dividends in arrears for the period of $18,000.

RECENT SALES OF UNREGISTERED SECURITIES


On April 25, 2005 the Company issued 400,000 shares of its common stock to Michael O'Keefe as part of his employment agreement as Vice President of Operations and the consideration paid was his employment services. These shares were issued pursuant to the exemption under Section 4(2) of the Securities Act of 1933, as amended, based on the recipient's access to information regarding the Company and his sophistication in making investments of this nature. The shares were issued in January 2006 and are included in the $39,000 common stock subscription.

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

Overview

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the two years ended December 31, 2005 and 2004. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

Discontinuance of Business

Historically, we have been engaged primarily in the development, marketing and delivery of Internet websites, database management programs, and business educational programs, generally to individuals, throughout the United States of America through our EPMG and Triad subsidiaries. In July 2004, we spun off assets, liabilities and operations of EPMG located in Utah pursuant to a settlement agreement with the former principals, but did not exit the business at that time. In March of 2005, our board of directors determined to exit this business and undertake a strategy of growth through acquisition of private companies and internal product and services development focused on small and medium sized businesses and the medical market, and spun off Triad in April 2005. As a result, effective April 20, 2005, we were no longer engaged in this business and had no continuing involvement with EPMG or Triad.

On May 6, 2005, our IST Integrated Solutions, Inc. subsidiary completed an acquisition of the assets and operations of Lietz Development, Inc. and Saphire of Tampa Bay, Inc. (collectively "Data Tech"), a Tampa, Florida based computer equipment reseller, and hosting and network services provider. Subsequent to the closing of the acquisition the Company identified and/or discovered certain facts that constituted undisclosed liabilities or breaches of representation or warranty by Data Tech. On June 27, 2005 the Company executed a mutual rescission agreement and release with Data Tech the effect of which was to rescind the earlier acquisition agreement between the parties. No portion of the Purchase Price or Performance Consideration (as defined in Section 1.4 of the Asset Purchase Agreement) had been paid by the Company in connection with the transaction.

For the remainder of the 2005 calendar year the Company had no business operations and sought to engage in a business combination with a company with operations. As a result of the sale of Triad we are no longer engaged in the development, marketing and delivery of business-type educational programs and also had no continuing involvement with the business of EPMG

Critical Accounting Policies and Estimates

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


Allowances for Doubtful Accounts

Our gross notes receivable amounted to $6,643 as of December 31, 2005 and relate to product financing arrangements entered into with our clients. These notes are unsecured, bear interest at 15% and have terms ranging between one and five years. Due to the lengthy average days outstanding of payments due on the remaining balance, the Company fully reserved the remaining open balance as of February 28th, 2006 equal to $6,310.

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

Revenue Recognition and Returns and Allowances

We evaluated our product offerings in the context SAB 101 Revenue Recognition and EITF 00-21 Revenue Arrangements with Multiple Deliverables and determined that revenues associated with the multimedia educational materials (product sales) required accounting separate from the educational and coaching services (services revenue). The fair value of these offerings is established through separate third party sales of each of these products and services.

Product Sales: We recognized product sales upon delivery to our students, as evidenced by third party shipping providers, which is the point where the student assumes ownership and risk of loss. Shipping costs are billed to students and are included as a component of revenue and cost of product sales. Returns are provided for based upon the Company's historical return experience.

Services Revenues: The educational offering included multiple sessions with a Company employed coach. We recognized services revenue pro rata as coaching/training sessions are rendered. Deferred revenue represented the fair value of future coaching sessions that students had paid for less applicable sales commissions.

Our obligation to provide coaching and training ceased one year following the sale. Refunds for unused courses were not provided for in the sales arrangement with the student. The Company offered refunds in certain circumstances for which a history has been developed to estimate and reserve such amounts.

Results of Operations

Year ended December 31, 2005 compared to the year ended December 31, 2004.

Revenues

Revenues for the years ended December 31, 2005 and 2004 were $284,935 and $17,341,520, respectively, which represents a 98% decrease. Our principal source of revenue for the years ended December 31, 2005 and 2004 consisted of business education and coaching services, which represented 98% of consolidated revenues. Revenues decreased substantially as a result of the spin-off of EPMG in July 2004 pursuant to a Settlement Agreement with Garn and Willis whereby the majority of our EPMG subsidiary's operations, along with certain assets and liabilities, were transferred to Garn and Willis. Upon the spin-off of our Triad subsidiary (see note 3 in the notes to financial statements herein) in April 2005, we were no longer in the business of education and coaching services.

We recorded revenues for multimedia education materials (product sales) upon delivery of the material to our students. We recorded revenues for coaching sessions rendered and we deferred revenue for coaching sessions that are paid for but have not yet been rendered. We deferred $-0- of services revenue as of December 31, 2005 and $111,492 as of December 31, 2004.

Cost of Sales and Margins

Cost of sales for the years ended December 31, 2005 and 2004 were $14,574 and $8,708,050, respectively. Cost of sales included (i) the cost of the multimedia educational materials that we ship to our students, (ii) the wages paid to our coaches and (iii) the commissions that we pay to lead sources.
The decrease in cost of sales is attributed to the decrease in sales of products and services.

Selling Expenses

Selling expenses for the years ended December 31, 2005 and 2004 were $182,316 and $4,047,152, respectively, representing a decrease of 96%. Selling expenses consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services. The decrease in selling expenses is attributed to the decrease in sales of products and services.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2005 and 2004 were $1,749,406 and $8,218,831, respectively, representing a decrease of 79%. Our general and administration expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses necessary to support the operations of the Company in the current period. General and administrative expenses decreased due to the cessation of operations.

Other Income (Expense)

Other income or expense, net of other expenses for the years ended December 31, 2005 and 2004 were ($1,271,675) and $151,127. The net other expense for 2005 was primarily due to the writedown of goodwill ($1,088,686) and the decrease in interest income from financing arrangements ($117,837 in 2004 compared to $13,997 in 2005).

Income Taxes

For the year ended December 31, 2005 we recorded a benefit from income taxes of $31,416 compared to a benefit from income taxes of $249,837 for the year ended December 31, 2004. We are able to carry back our 2004 operating losses which generated refundable income taxes of $582,836 which was subsequently received in the first quarter of 2006.

Net Loss

Our net loss for the year ended December 31, 2005 amounted to ($2,901,617), compared to a loss of ($3,231,549) for the year ended December 31, 2004.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, during the year ended December 31, 2005, we spun off our remaining revenue producing operations to our former CEO. The remaining operations are minimal. As a result of the spin off, we have incurred a loss of ($2,901,617) and used cash of $1,039,058 in our operating activities during the year ended December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As of December 31, 2005 we had cash amounting to $30,338, and certain receivables that are expected to be collected during the year ended December 31, 2006 amounting to $333 net of allowances, and refundable income taxes of $582,836. There can be no assurances that we can acquire companies that will generate positive cash flow or that we can curtail our expenses sufficiently to maintain our operations.

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes to accredited investors. These notes have a term of six months, are convertible into shares of common stock of the Company at a 30% discount to a future funding event of $1,000,000 or more, and have 20% warrant coverage at a strike price of $0.05. As of April 19, 2006, the Company had raised $100,000 under such notes.

Our financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

At December 31, 2005 we had current assets of $613,691, which represents a decrease of $1,586,377 over current assets as of December 31, 2004. Much of the decrease is attributable to a decrease in cash and notes receivable arising from the spin-off of Triad Media. At December 31, 2005 we had cash on hand of $30,338 which represents a decrease of $846,133 over the balance as of December 31, 2004.

At December 31, 2005 we had current liabilities of $1,187,731, which represents an increase of $20,365 over current liabilities as of December 31, 2004. Our current liabilities comprise accounts payable, accrued wages and other expenses, as well as accrued interest and penalties on income taxes in the amount of $161,050, which amount was net against the tax refund receivable of $582,836 received in the first quarter of 2006.

At December 31, 2005 our working capital decreased to ($574,040) from $1,032,703. This decrease resulted from continued operating expenses coupled with the lack of revenue following the spin-off of Triad Media.

We have no material commitments for capital expenditures. We had capital expenditures in 2005 of $22,076 compared to $36,552 in 2004.

We currently do not have a stock option or stock purchase plan. We also currently do not have any employee benefit plans that would require the use of our securities.

Off Balance-Sheet Arrangements

The Company has no material off-balance sheet arrangements as of December 31, 2004.

Recent Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending September 30, 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

New pronouncements

SFAS 155 - `Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140'

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 - `Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140'

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements for the years ended December 31, 2005 and 2004 are included elsewhere in this annual report. The contents of our financial statements are as follows:

           Index to 2005 and 2004 Consolidated Financial Statements
                                                                          Page
                                                                          ----
Report of Stark Winter Schenkein & Co., LLP................................F-2
Report of Aidman, Piser & Company P.A......................................F-3
Consolidated Balance Sheet as of December 31, 2005.........................F-4
Consolidated Statements of Operations for the
     Years Ended December 31, 2005 and 2004................................F-5
Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 2005 and 2004................................F-6
Consolidated Statements of Cash Flows for the
     Years Ended December 31, 2005 and 2004................................F-7
Notes to Consolidated Financial Statements.................................F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 2, 2004, the Company engaged the accounting firm of Aidman, Piser & Company, P.A. to audit the consolidated financial statements for the year ended December 31, 2003. In connection with the appointment the audit committee terminated the firm of Robison, Hill & Co. In connection with this change, there were no disagreements between the Company and the former auditors.

On May 12, 2005, the Company engaged the accounting firm of Lougheed, Scalfaro & Company LLC ("LSC") as its auditor and terminated the firm of Aidman, Piser & Company, P.A. In connection with this change, there were no disagreements between the Company and the former auditors.

On February 8, 2006, LSC resigned as the independent registered public account firm for the Company. There were no disagreements between the Company and LSC. On February 9, 2006, the Company engaged Stark, Winter, Schenkein & Co as its independent registered public accounting firm.

ITEM 8A.    CONTROLS AND PROCEDURES

(a) As of December 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company, with the participation of the Company's management, carried out and evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

(b) There were no changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

ITEM 8B.    OTHER INFORMATION

None.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


     Name                     Age         Position
     ----                     ---         --------

     Peter M. Peterson        (49)        Chief Executive Officer, Chairman
                                          of the Board of Directors

     Christopher J. Floyd     (43)        Chief Financial Officer, Vice
                                          President of Finance, Secretary

     William E. Leathem       (44)        Director


All of Innovative's directors serve for terms of one year each and thereafter until their successors are elected and qualified.

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

William E. Leathem has served as a Director of Innovative since his election in April 2004. Mr. Leathem is owner of Kansas City based Prospero's Books and recently founded Spartan Press, a national publishing company. Mr. Leathem brings with him over 15 years of hands-on governmental leadership experience, including service with Missouri Senator Christopher Bond, current U.S. Attorney General John Ashcroft, former Kansas Senator Bob Dole, Congressman Roy Blunt, former Congressman Mel Hancock, and most recently served as Missouri's Director of Elections under Secretary of State Matt Blunt in 2001. As Deputy Campaign Manager of the 2000 Ashcroft for Senate Campaign, Mr. Leathem served as the chief implementation officer of a $10,000,000 U.S. Senate Campaign. Prior to 2000, Mr. Leathem served six years as Regional Director for U.S. Senator John Ashcroft. In that position, Mr. Leathem assisted in the design and implementation of office structures and technology-based day-to-day management systems, including the first ever, joint Senate office and the first Senate paperless office.

Section 16(a) Beneficial Ownership Reporting Requirements

Based solely upon the written representations of our executive officers and directors and upon copies of the reports that they have filed with the Securities and Exchange Commission ("SEC"), during the year ended December 31, 2005, our executive officers and directors filed with the SEC on a timely basis all required reports relating to transactions involving shares of our common stock beneficially owned by them except for the following: Michael O'Keefe, our former Vice President of Operations, filed a late Form 4 for the acquisition of 400,000 shares of our common stock in May 2005.

Audit Committee

Presently, the Company is not in a position to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable.

Code of Ethics

The Company has not yet adopted a formal written code of ethics that applies to its principal executive, financial and accounting officers as described in Item 406 of Regulation S-B.

ITEM 10.  EXECUTIVE COMPENSATION

The table below details all plan and non-plan compensation awarded to, earned by, or paid to the persons serving as named executive officers for the fiscal years 2005 and 2004 per Item 402 of Regulation S-B.



                                              Annual Compensation                       Long-Term Compensation
                                    ---------------------------------------  -------------------------------------------------------
                                                                                       Awards                Payouts
                                                                             ---------------------------   -----------
          Name                                                    Other      Restricted      Securities
           and                                                   Annual         Stock        Underlying                  All Other
        Principal                                              Compensation  Award(s)(1)   Options/ SARs      LTIP      Compensation
        Position             Year    Salary ($)    Bonus ($)       ($)           ($)            (#)        Payouts ($)      ($)
--------------------------   -----  ------------  -----------  ------------  -----------  ---------------  -----------  ------------

Peter M. Peterson
CEO & Chairman               2005        77,785            0            0              0               0            0            0

                             2004       144,910            0        4,000              0               0            0            0

Christopher J. Floyd
CFO                          2005        77,785            0            0              0               0            0            0

                             2004        75,000            0        4,000              0               0            0            0

Directors' Compensation

      Our non-employee director is reimbursed for expenses incurred in attending board and committee meetings but receives no other compensation.

      No director who is an employee receives separate compensation for services rendered as a director.

Employment Agreements

      Peter M. Peterson Effective August 1, 2004, we entered into an employment agreement with Peter Peterson that provides for his employment as Chief Executive Officer of the Company, which agreement expires on August 1, 2007. The agreement stipulates an annual base salary of $180,000 and an incentive compensation plan to be determined by the board. The board has not yet determined such a plan. Mr. Peterson's employment agreement was mutually terminated by Mr. Peterson and the Company effective January 4, 2006. In lieu of paying Mr. Peterson's salary for January 2006 and the following 12 months thereafter as stipulated in the employment contract, the Company agreed to a one-time issuance to Mr. Peterson of 950,495 shares of common stock, payment of salary though January 2006, and health benefits to continue for the 2006 calendar year. Mr. Peterson retains the office of Chief Executive Officer of the Company.

      Christopher J. Floyd Effective August 1, 2004, we entered into an employment agreement with Christopher Floyd that provides for his employment as Chief Financial Officer of the Company, which agreement expires on August 1, 2007. The agreement stipulates an annual base salary of $180,000 and an incentive compensation plan to be determined by the board. The board has not yet determined such a plan. Mr. Floyd's employment will terminate prior to August 1, 2007 upon the earlier of his death, resignation, disability, or termination by the board of directors for any reason. Should Mr. Floyd be terminated "Without Cause" as defined in the employment agreement the Company would be liable to pay his salary for the month in which such termination occurred and the following twelve months.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 19, 2006, the number and percentage of shares of Common Stock of the Company, owned of record and beneficially, by each person known by us to own 5% or more of such stock, each director of the Company and by all executive officers and directors of the Company as a group.


 Title of      Name and Address of             Amount          Percent of
   Class               Owner                  Owned(1)           Class(2)
 ---------   -----------------------        -----------        -----------


   Common    Peter M. Peterson
             CEO and Chairman of the
             Board
             2402 South Ardson Place
             Tampa, Florida  33629            6,956,874           12.37%

   Common    Christopher J. Floyd
             Chief Financial Officer and
             Secretary
             6516 Windjammer Place
             Bradenton, Florida  34202        6,956,874           12.37%

   Common    William Leathem
             Director
             1814 Westport Road
             Kansas City, Missouri 64111        500,000            0.89%

   Common    Robin R. Hackett
             6500 Turnberry Court
             Parkville, Missouri 64152        3,845,161            6.84%
                                          ------------------------------
All Officers and Directors as a group        14,413,748           25.62%
 (3 persons)



(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.
(2) Based upon 56,225,379 shares of Common Stock outstanding as of April 19, 2006 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities within 60 days of April 19, 2006.

 Title of      Name and Address of                 Amount          Percent of
   Class               Owner                      Owned(1)          Class(2)
 ---------   -----------------------            -----------        -----------

  Series A    Glendower Holdings, Ltd.
  Preferred   Shareholder
    Stock     36 Hilgrove Street
              St. Helier, Jersey JE4 8TR
              Channel Islands                       350,000           77.8%

  Series A    Jarbridge, Ltd.
  Preferred   Shareholder
    Stock     1934 Driftwood Bay
              Belize City, Belize
              Central America                       100,000           22.2%

All Officers and Directors as a group (0 persons)          0              0%

(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.
(2) Based upon 450,000 shares of Series A Preferred Stock outstanding as of April 10, 2006 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities within 60 days of April 19, 2006.

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


ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $34,093 and $104,044, respectively, for the years ended December 31, 2005 and December 31, 2004.

AUDIT-RELATED FEES

We did not incur any other fees for the years ended December 31, 2005 and December 31, 2004 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements that are not included in "Audit Fees".

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were $25,100 and $18,833 respectively, for the fiscal years ended December 31, 2005 and December 31, 2004.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the years ended December 31, 2005 and December 31, 2004.

                                   SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Innovative Software Technologies, Inc.



     April 25, 2006    /s/ Peter M. Peterson
     --------------    -----------------------------------
                       Peter M. Peterson
                       Chief Executive Officer
                       Chairman of the Board of Directors



     April 25, 2006    /s/ Christopher J. Floyd
     --------------    -----------------------------------
                       Christopher J. Floyd
                       Chief Financial Officer, Secretary



     April 25, 2006    /s/ William E. Leathem
     --------------    -----------------------------------
                       William E. Leathem
                       Director

                                INDEX TO EXHIBITS
                                -----------------

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

10.19 Exchange Agreement dated February 26, 2004 between Innovative Software Technologies, Inc., EPMG, Inc., James
                  R. Garn and Ethan A. Willis.

10.21 Employment Agreement dated August 1, 2004 between Innovative Software Technologies, Inc. and Peter M. Peterson.****

10.22 Employment Agreement dated August 1, 2004 between Innovative Software Technologies, Inc. and Christopher J. Floyd.*****

10.23 Stock Purchase Agreement dated April 20, 2005 by and between Innovative Software Technologies, Inc. and Douglas Shane Hackett.

21                Subsidiaries of the Registrant.*

31.1 Certification of Chief Executive Officer of Innovative Software Technologies, Inc. dated April 25, 2006.

31.2 Certification of Chief Financial Officer of Innovative Software Technologies, Inc. dated April 25, 2006.

32.1 Certification of Chief Executive Officer of Innovative Software Technologies, Inc. dated April 25, 2006, which is accompanying this Yearly Report on Form 10-KSB for the year ended December 31, 2005 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.

32.2 Certification of Chief Financial Officer of Innovative Software Technologies, Inc. dated April 25, 2006, which is accompanying this Yearly Report on Form 10-KSB for the year ended December 31, 2005 and is not treated as filed in reliance on Section 601(b)(32) of Regulation S-B.

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

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
                              TABLE OF CONTENTS

                      Consolidated Financial Statements

                                                                          Page
                                                                          ----

Report of Stark, Winter, Schenkein & Co. LLP...............................F-2

Report of Aidman, Piser & Company, P.A.....................................F-3

Consolidated Balance Sheet as of December 31, 2005.........................F-4

Consolidated Statements of Operations for the
Years Ended December 31, 2005 and 2004.....................................F-5

Consolidated Statements of Stockholders' Deficit for the
Years Ended December 31, 2005 and 2004.....................................F-6

Consolidated Statements of Cash Flow for the
Years Ended December 31, 2005 and 2004.....................................F-7

Notes to Consolidated Financial Statements.................................F-8

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Innovative Software Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Innovative Software Technologies, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Software Technologies, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Notes 2 and 3 the Company spun off its operating subsidiaries to stockholders during April 2005, which has materially curtailed its operations. The Company incurred a net loss of $2,901,618 and had working capital and stockholder deficits of $574,039 and $503,943 at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans related to these conditions are discussed in Note 2. The consolidated financial statements do not include any adjustments that may arise from this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP
Denver, Colorado
April 12, 2006

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

                                    /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
April 7, 2005, except for Note 10, as to which the date is April 20, 2005

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 2005


                                        ASSETS

CURRENT ASSETS


       Cash                                                        $     30,338

       Refundable income taxes                                          582,836

       Prepaid expenses and other current assets                            517
                                                                   ------------

             Total current assets                                       613,691
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                              34,937

DEPOSITS                                                                 35,158
                                                                   ------------


             Total assets                                          $    683,786
                                                                   ============


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

       Accounts payable and accrued expenses                       $  1,187,731

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIENCY)
       Preferred stock, 25,000,000 shares authorized, $1.00
          stated value
       Series A, 1,500,000 shares authorized, 450,000
          shares outstanding                                            450,000
       Series B, 3,000,000 shares authorized, none
          outstanding                                                        --
       Common stock - authorized, 100,000,000 shares of $.001
          par value; issued and outstanding, 50,512,884
          shares                                                         50,513

       Additional paid-in capital                                    18,366,343

       Accumulated (deficit)                                        (19,370,799)

          Total stockholders' equity (deficiency)                      (503,943)
                                                                   ------------

          Total liabilities and stockholders' equity (deficiency)  $    683,786
                                                                   ============

                            See accompanying notes.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                      For the Twelve Months
                                                        Ended December 31,
                                                    ---------------------------
                                                         2005           2004
                                                    ------------   ------------
REVENUE

   Services revenue                                 $    157,454   $  7,655,530

   Product sales                                         118,881      9,615,192

   Other revenue                                           8,600         70,797
                                                    ------------   ------------

         Total revenue                                   284,935     17,341,520
                                                    ------------   ------------

COST OF REVENUE

   Cost of services revenue                                8,326      3,507,022

   Cost of product sales and other revenue                 6,248      5,201,028
                                                    ------------   ------------

         Total cost of revenue                            14,574      8,708,050
                                                    ------------   ------------


GROSS PROFIT                                             270,361      8,633,470
                                                    ------------   ------------

OPERATING EXPENSES

   General and administrative                          1,749,404      8,218,831

   Commissions and other selling expenses                182,316      4,047,152
                                                    ------------   ------------

         Total operating expenses                      1,931,719     12,265,982
                                                    ------------   ------------

(LOSS) FROM OPERATIONS                                (1,661,358)    (3,632,512)
                                                    ------------   ------------

OTHER INCOME (EXPENSE) NET

   Interest and penalties on late tax payments           (40,507)      (120,560)

   Other income (expense)                               (156,478)       193,042

   Writedown of goodwill                              (1,088,686)            --

   Interest income, deposits                                  --         10,969

   Interest income, financing arrangements                13,997        117,837

   Interest expense                                           --        (50,163)
                                                    ------------   ------------

OTHER INCOME (EXPENSE) NET                            (1,271,675)       151,127
                                                    ------------   ------------


(LOSS)  BEFORE INCOME TAXES                           (2,933,033)    (3,481,386)


INCOME TAX BENEFIT                                        31,416        249,837
                                                    ------------   ------------


NET (LOSS)                                            (2,901,617)    (3,231,549)


UNDECLARED PREFERRED STOCK DIVIDENDS                     (18,000)       (18,000)
                                                    ------------   ------------


(LOSS) APPLICABLE TO COMMON STOCKHOLDERS            $ (2,919,617)  $ (3,249,549)
                                                    ============   ============



BASIC AND DILUTED (LOSS) PER COMMON SHARE           $      (0.06)  $      (0.06)
                                                    ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

USED IN BASIC AND DILUTED PER SHARE CALCULATION       52,124,927     53,350,775
                                                    ============   ============

                            See accompanying notes.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 2005 AND 2004




                                             Preferred Stock           Preferred Stock
                                                Series A                  Series B                Common Stock
                                           ----------------------  ----------------------    -----------------------
                                             Shares      Amount     Shares      Amount         Shares         Amount
                                           ----------  ----------  --------  ------------   ------------   ------------
Balance as of December 31, 2003             1,650,500   1,650,500   428,491  $    448,491     52,897,186   $     52,897
                                           ----------  ----------  --------  ------------   ------------   ------------
Cancellation of stock and net
   increase in Additional Paid-in-Capital
   due to the Settlement Agreement
   of July 1, 2004                         (1,200,500) (1,200,500)  (80,000)      (80,000)    (6,784,762)        (6,785)

Issuance of common stock for
   executive signing bonuses                                                                   7,000,000          7,000

Conversion of Series B Preferred
   Stock and accumulated dividend
   into Common Stock                                               (308,491)     (328,491)     2,473,774          2,474

Repurchase of Series B
   Preferred Stock                                                  (40,000)      (40,000)

   Net loss


                                           ----------  ----------  --------  ------------   ------------   ------------
Balance as of December 31, 2004               450,000     450,000        --            --     55,586,198         55,586
                                           ----------  ----------  --------  ------------   ------------   ------------

Adjustment of Intercompany Accounts
   Prior to the sale of Triad Media,
   Inc.

Cancellation of stock due to sale of
   Triad Media, Inc. subsidiary                                                               (4,935,015)        (4,935)

Cancellation of share certificates                                                              (138,299)          (138)

Stock subscription

   Net loss

                                           ----------  ----------  --------  ------------   ------------   ------------
Balance as of December 31, 2005               450,000  $  450,000        --  $         --     50,512,884   $     50,513
                                           ==========  ==========  ========  ============   ============   ============





                                            Additional                     Total
                                              paid-in-   Accumulated    Stockholders'
                                              capital      (Deficit)       Equity
                                            -----------  ------------   ------------
Balance as of December 31, 2003             $13,163,749  $(13,237,631)  $  2,078,006
                                            -----------  ------------   ------------
Cancellation of stock and net
   increase in Additional Paid-in-Capital
   due to the Settlement Agreement
   of July 1, 2004                            3,135,728                    1,848,443

Issuance of common stock for
   executive signing bonuses                  1,743,000                    1,750,000

Conversion of Series B Preferred
   Stock and accumulated dividend
   into Common Stock                            326,017                           --

Repurchase of Series B
   Preferred Stock                               30,000                      (10,000)

   Net loss                                                (3,231,549)    (3,231,549)


                                            -----------  ------------   ------------
Balance as of December 31, 2004              18,398,495   (16,469,181)     2,434,900
                                            -----------  ------------   ------------

Adjustment of Intercompany Accounts
   Prior to the sale of Triad Media,
   Inc.                                         (76,224)                     (76,224)

Cancellation of stock due to sale of
   Triad Media, Inc. subsidiary                   4,935                          (0)

Cancellation of share certificates                  138                          --

Stock subscription                               39,000                       39,000

   Net loss                                                (2,901,617)    (2,901,617)

                                            -----------  ------------   ------------
Balance as of December 31, 2005              18,366,343  $(19,370,799)  $   (503,943)
                                            ===========  ============   ============

                            See accompanying notes.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                                     For the Years
                                                                  Ended December 31,
                                                              -------------------------
                                                                  2005          2004
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                  $(2,901,617)  $(3,231,549)
  Adjustments to reconcile net (loss) to
        net cash provided by (used in) operating activities:
    Depreciation and amortization                                  15,368       106,742

    Bad debt expense                                              190,374            --

    Stock based compensation                                       39,000     1,750,000

    Write down of Goodwill                                      1,088,686            --

    Deferred income taxes                                              --       332,999

    Write down of Investment                                       30,464            --
    Net change in operating assets and liabilities
        Merchant account receivables                               84,670       (58,581)
        Other receivables                                          (5,000)      101,590
        Inventory                                                      --        (5,782)
        Refundable income taxes                                        --      (582,836)
        Prepaid expenses and other current assets                  21,475       (37,759)
        Accounts payable and accrued expenses                     416,915      (449,260)
        Deferred revenue                                           19,608      (440,318)
        Accrued federal and state income tax                           --      (675,204)
                                                              -----------   -----------
        Net cash flows (used in) operating activities          (1,000,058)   (3,189,958)
                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received on notes receivable from financed sales           339,333       355,763
  Increase in notes receivable from new financed sales           (222,601)           --
  Triad Media, Inc. cash balance at sale                          (11,064)           --
  Sale (Purchase) Investment                                      147,656      (178,120)
  Purchase of fixed assets                                        (22,076)      (36,552)
                                                              -----------   -----------
        Net cash flows provided by investing activities           231,248       141,091
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Decrease in notes payable                                       (75,435)           --

  Decrease in capital lease obligations                                --        44,410

  Repurchase of Series B Preferred Stock                               --       (10,000)

  Payments on capital lease obligations                            (1,889)           --
                                                              -----------   -----------
        Net cash flows provided by (used in) financing
        activities                                                (77,324)       34,410
                                                              -----------   -----------

NET (DECREASE) IN CASH                                           (846,134)   (3,014,457)

CASH AT BEGINNING OF YEAR                                         876,472     3,890,929
                                                              -----------   -----------

CASH AT END OF YEAR                                           $    30,338   $   876,472
                                                              ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes                                    $        --   $   616,000
                                                              ===========   ===========

Cash paid for interest                                        $        --   $    50,163
                                                              ===========   ===========

Property and equipment acquired under capital leases          $        --   $    15,192
                                                              ===========   ===========

                            See accompanying notes.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005



(1)   Description of Business and Summary of Significant Accounting Policies

      (a)   Organization and Description of Business:

            Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of California in May 1998. Prior to the spin off of EPMG and Triad, discussed in Note 3, the Company was engaged in the development, marketing and delivery of business-type educational programs, generally to individuals, throughout the United States of America. The Company's educational programs combined both self-training and coaching by Company employees. Following the spin-off of Triad, the Company had no operations.

      (b)   Principles of Consolidation:

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EPMG, Inc. (See Note 3), Triad Media, Inc. (See Note 3), SoftSale, Inc., IST Integrated Solutions, Inc. and IST Medical Group, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c)   Cash and Cash Equivalents:

            The Company considers all highly liquid financial instruments with a maturity when acquired of three months or less to be cash equivalents.

      (d)   Accounts Receivable:

            Trade accounts receivable are comprised of hold-back amounts due from merchant credit card processing providers ("merchant accounts") and trade customers (also referred to as "clients."). The Company reviews its allowances for doubtful accounts monthly. Past due balances over ninety days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to these customers or the merchant accounts as of December 31, 2005.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005


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

      (f)   Investment:

            Investment as of December 31, 2004, represented the Company's less than 20% investment in Persystent Technologies, Inc. with a basis of $178,120. The Company carried its investment in this private company on the cost basis and reviewed it periodically for impairment. The Company liquidated its investment during July 2005 for $147,656 and recorded a loss on the liquidation of $30,464.

      (g)   Property and Equipment:

            Property and equipment are stated at cost. Property and equipment acquired under capital leases are stated at the present value of the minimum lease payments.

            Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally 5-15 years for machinery and equipment, 5 years for furniture and fixtures, 3 years for computers and software (which includes the Company's websites), and the lease term for property and equipment acquired pursuant to capital leases.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005


      (h)   Goodwill:

            Goodwill at December 31, 2004 represented the remaining excess of the purchase price over the fair values of net assets acquired in connection with the EPMG, Inc. acquisition. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill resulting from the purchase was not be amortized into operations. Rather, such amounts were tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for the Company is at the enterprise level. The annual goodwill impairment test had two steps. The first, identified potential impairments by comparing the fair value of the Company, as determined using its trading market prices, with its carrying value, including goodwill. If the fair value exceeded the carrying amount, goodwill was not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill was less than the carrying amount, a write-down would be recorded. In the event that management of the Company determines that the value of goodwill has become impaired using this approach, an accounting charge for the amount of the impairment will be recorded. In applying this method during the year ended December 31, 2004, goodwill was determined not to be impaired. However, upon the sale of Triad goodwill was considered impaired and $1,088,686 was charged to operations during 2005.

      (i)   Impairments of Long-lived Assets Other Than Goodwill:

            The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144) on January 1, 2002. In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005


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

            Services Revenues: The educational offering includes ten or more sessions with a Company employed coach. The Company recognizes services revenue pro rata as coaching/training sessions are rendered. Deferred revenue represents the fair value of future coaching sessions that students have paid for less the applicable sales commissions.

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

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005


      (l)   Earnings Per Common Share:

            Basic net income (loss) per common share is computed by dividing (i) the net income (loss), as adjusted for the effects of cumulative dividends and accretions on the Series A and B Preferred Stock by
            (ii) the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed similarly but includes the effects of dilutive securities in the denominator. During the periods anti dilutive common stock equivalents, if any, are not considered in the computation.

      (m)   Stock-Based Compensation:

            Compensation expense related to the grant of equity instruments and stock-based awards to employees are accounted for using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock based compensation arrangements involving non-employees are accounted for using the fair value methodology under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. For purposes of stock-based compensation, the Company treats its Board of Directors as non-employees because the shareholders of the Company did not elect them.

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

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005


      (o)   Advertising and Marketing Costs

            Advertising and marketing costs are charged to expense as incurred. Such costs are included in selling, general and administrative expenses and were $79,712 and $428,106 during 2005 and 2004, respectively.

      (p)   Cash and Cash Equivalents

            The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      (q)   Financial Instruments

            Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, refundable income taxes and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

      (r)   Recent Accounting Standards:

            In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

            In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005


            In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending September 30, 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

            In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

            In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005


            In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

            New pronouncements

            SFAS 155 - 'Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140'

            This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

            This Statement:
            a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
            b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
            c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
            d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
            e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

            This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

            The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

            The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005


            SFAS 156 - 'Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140'

            This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

            1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
            2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
            3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
            4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
            5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

            Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.


(2)   Liquidity and Management's Plans

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, during July, 2004, the Company spun off EPMG, which represented a significant portion of its revenue producing operations to certain shareholders of the Company. During April 2005, the Company spun off Triad Media, further curtailing future operations. The Company has incurred a loss of $2,901,618 and has working capital and stockholder deficits of $574,039 and $503,943 at December 31, 2005. In addition, the Company currently has no revenue generating operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005

      Management is currently engaged in seeking merger and acquisition candidates within the technologies industry, which have revenue producing and cash generating operations. While management has identified a number of prospective acquisition targets, there can be no assurance that any acquisition will be completed or that this strategy would be successful. In addition, management is seeking to raise additional capital to support its operations until a successful acquisition or acquisitions can be completed. There can be no assurance that management will be able to acquire additional capital at acceptable terms, if at all.

      The Company currently has cash and other reserves amounting to $30,338, and certain receivables that are expected to be collected during the year ended December 31, 2006, amounting to $333 net of allowances, and refundable income taxes of $582,836. There can be no assurance that the Company can identify and acquire a merger candidate at acceptable terms, if at all. In addition, there can be no assurance that the Company will be successful in its acquisition of working capital.

      The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.


(3)   Sale of Triad Media

      Effective April 20, 2005, the Company entered into a stock purchase agreement with D. Shane Hackett, the Company's former Chief Executive Officer, for the sale to Mr. Hackett of all common shares of the Company's subsidiary Triad Media, Inc. in exchange for 4,935,015 shares of Innovative Software common stock from Mr. Hackett. Since the transaction involves the Company's receipt of its own common stock in exchange for the subsidiary common stock, the Company recorded this transaction during its second fiscal quarter in 2005 as an equity transaction.

      As a result of this transaction, the Company is no longer engaged in the development, marketing and delivery of business-type educational programs and has no continuing involvement with EPMG or Triad.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005


      Condensed unaudited balance sheet and statement of operations data for Triad are as follows:
                                           2005........      2004

      Current assets                $    252,274.......$    317,448
      Total assets                  $    332,526.......$    593,206
      Current liabilities           $    347,962.......$    274,426
      Total liabilities             $    348,971.......$    282,674
      Stockholders'equity (deficit) $    (16,445)......$    310,532

      Gross sales                   $    278,330.......$    413,443
      Net (loss)                    $   (293,882)......$(2,642,568)

(4)   Property and Equipment

      Property and equipment consist of the following as of December 31, 2005:



      Machinery and Equipment                     $       38,226
      Computer Software                                   12,189
      Furniture and Fixtures                               2,944
                                                          53,359
      Accumulated  depreciation and
      amortization                                       (18,422)
                                                  ---------------
                                                  $       34,937
                                                  ===============


(5)   Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following as of December 31, 2005:



      Accrued expenses                               $  839,529
      Accounts payable                                  187,151
      Interest and penalties on late tax payments       161,050
                                                     ----------
                                                     $1,187,730
                                                     ==========

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005


(6)   Other Stockholders' Equity

      (a)   Convertible Preferred Stock:

            The Company has 25,000,000 shares of preferred stock authorized and has designated 1,500,000 shares as $1.00 stated value Series A Preferred and 3,000,000 shares as $1.00 stated value Series B Preferred. Series A and Series B Preferred Stock (collectively "Preferred Stock") have the same terms and conditions. There are -0-shares of Series A Preferred Stock and 450,000 shares of Series B Preferred Stock outstanding as of December 31, 2005. The Preferred Stock is (i) entitled to cumulative dividends at a rate of 4.0% of the liquidation value ($1.00 per share), (ii) convertible at any time into common stock at a rate of 95% of the average closing market price of the common stock for five days preceding conversion (19,736,842 common shares as of December 31, 2005), (iii) redeemable at any time by the Company for $1.00 per share, (iv) entitled to one vote per share.

      (b)   Stock-Based Compensation:

            During December 2005, the Company agreed to issue an aggregate of 1,300,000 shares of its common stock valued at its fair market value of $39,000 for services which has been charged to operations during the year. Also during the period, the Company canceled 138,299 shares of its common stock that had been issued in February 2003 in relation to a prospective funding event but never delivered due to lack of closing.

(7)   Related Party Transactions

      On April 20, 2005, we entered into a stock purchase agreement with Mr. Hackett, our former president and CEO, for the sale to Mr. Hackett of all common shares our subsidiary Triad in exchange for the surrender by Mr. Hackett of 4,935,015 shares of our common stock held by him. Since the transaction involves receipt of our common stock in exchange for the subsidiary, we recorded this transaction during the second fiscal quarter in 2005 as an equity transaction.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005

(8)   Income Taxes

      No provision was made for Federal income tax since the Company has significant net operating losses. Through December 31, 2005, and December 31, 2004, the Company incurred net operating losses for tax purposes of approximately $1,812,932 and $2,961,322, respectively. The net operating loss carry forwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or greater change in the ownership of the Company's stock. A valuation allowance for 100% of the deferred taxes asset has been recorded due to the uncertainty of its realization.

      The Company's total deferred tax asset is as follows:

                                                      December 31,
                                           -----------------------------------
                                                 2005               2004
                                           -----------------   ---------------
Tax benefit of net operating loss
carry-forward                              $         616,397   $     1,006,849

Valuation allowance                                 (616,397)       (1,006,849)
                                           -----------------   ---------------
                                           $              --   $            --
                                           =================   ===============


(9)   Commitments and Contingencies

      (a)   Leases:

            Future minimum lease payments under noncancelable operating leases (with initial terms in excess of one year) and future minimum capital lease payments as of December 31, 2005, are as follows:

                                                         Operating
            Year ending December 31:                      Leases
                                                    ------------------
            2006                                        $      95,200
            2007                                               40,100
            2008 and thereafter                                     -
            Total noncancelable lease payments          $     135,300
                                                    ==================


            Rent expense under all operating leases for the years ended December 31, 2005 and 2004, was $62,803 and $198,877, respectively.

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005


            In December 2004 our former subsidiary Triad Media, Inc. entered into a lease for approximately 3,606 square feet in Kansas City, Missouri with a term beginning February 1, 2005 and ending January 31, 2010 and a base rent of $3,756.25 per month which the Company guaranteed on behalf of Triad Media, Inc. Following the sale of Triad Media in April 2005, the Company accrued for this potential liability which accrual amounted to $59,892 at December 31, 2005. On February 28, 2006, the Company was informed that Triad Media, Inc. had abandoned the premises. We are currently negotiating a settlement payment with the landlord but there can be no assurance that such negotiations will be successful or that the amount accrued thus far will be sufficient.

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

      (c)   Litigation:

            SEC Investigation

            On June 24, 2003 the Securities and Exchange Commission ("SEC") issued a formal order of investigation, authorizing the investigation of certain securities matters. The SEC staff has taken the testimony of certain officers and has informed us that it intends to take additional testimony. The SEC staff has also issued additional requests for the voluntary production of documents. Prior to the issuance of the order, we had voluntarily provided documents and information to the SEC staff in response to informal, non-public inquiries by the staff. On April 8, 2005, the Independent Committee of the Board of Directors turned over the results of its investigation to the SEC. We intend to continue to fully cooperate with the SEC in its investigation.

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

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005

            Although we believe that these allegations do not have any merit, if Prosper, Inc. were to prevail in its complaint there would be serious negative financial consequences resulting from utilization of our cash reserves. Moreover, such an action could divert management's time and efforts away from the business of the Company.

            Seema Ure, M.D.

            On July 15, 2005 Seema Ure, M.D., a former employee of the Company's IST Medical Group, Inc. subsidiary, filed a complaint against the Company asserting breach of contract and breach of fiduciary duty seeking damages in excess of $15,000. The Company settled with Ms. Ure on March 17, 2005 for a one-time payment of $25,000 which amount has been accrued as of December 31, 2005.


            Kansas City Explorers

            The Company is a defendant in a lawsuit in the Circuit Court of Platte County, Missouri, "Kansas City Explorers vs. Innovative Software" case no. 04CV82050 in which the claimant is seeking money for advertising which it alleges is still due, and have alleged damages of $50,028. The claimant has been court ordered to produce answers to certain discovery requests of the Company which they have failed to produce. Management intends to aggressively defend the claim based upon the lack of contract between the parties, lack of proof of damages, as well as minimal proof of advertising services actually performed for Company products and services.

      (d)   Commitments

            The Company has entered into employment contracts commencing during August 2004 and expiring during July 2007 with 2 officers for an aggregate of $360,000 per year. Future payments due under the agreements are as follows:

            2006: $360,000
            2007: $210,000.

            Subsequent to the end of the period the employment contract with the CEO was terminated by mutual agreement. The CEO continues to hold the office position without salary (see note 10).

           INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 2005

(10)  Subsequent Events

      On January 4, 2006 the board of directors of the Company authorized the following issuances of common stock:

      - Reserve up to 600,000 shares for the reduction of debt owed to vendors. Of that amount, 200,000 has been pledged to a law firm in the settlement of an open balance.
      - Issue 950,495 shares to the CEO in order to terminate his employment contract without cause. The CEO received the remaining salary due for January 2006 and he maintains the office of CEO without salary thereafter.
      - Authorize note issuances in order to raise up to $1,000,000 in bridge financing pending a potential acquisition, said notes to be convertible into common stock of the Company.
      - Authorize the issuance of up to 20,000,000 shares of common stock of the Company for a potential acquisition.
      - Issue 4,792,000 shares of common stock in order to satisfy obligations to current and former employees and to eliminate accrued wages to officers.