Form 10QSB
period 2006-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2006-05-26
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       Commission File Number: 000-1084047

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

      California                                                95-4691878
      -----------                                               ----------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

          1413 South Howard Avenue, Suite 220, Tampa, FL                33606
          ----------------------------------------------                -----
              (Address of Principal Executive Offices)                Zip Code)

                                 (813) 387-3310
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:     None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 56,455,379 shares of common stock, $0.001 par value, outstanding as of May 24, 2006.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                                                                                                 Page

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheet as of March 31, 2006 (Unaudited)
       and December 31, 2005..................................................................        3

     Condensed Consolidated Statements of Operations (Unaudited) for the Three
       Months Ended March 31, 2006 and 2005...................................................        4

     Condensed Consolidated Statements of Cash Flow (Unaudited) for the Three
       Months Ended March 31, 2006 and 2005...................................................        5

     Notes to the Condensed Consolidated Financial Statements (Unaudited).....................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................       13

Item 3.  Controls and Procedures..............................................................       15

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................       16

Item 3.  Defaults upon Senior Securities......................................................       17

Item 6.  Exhibits and Reports on Form 8-K.....................................................       17

Signatures    ................................................................................       18

Index to Exhibits.............................................................................       19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (UNAUDITED)
                                                                    (Unaudited)
                                                                      March 31,
                                                                        2006
                                                                    ------------

Cash                                                                $    206,517
Notes receivable                                                         117,008
                                                                    ------------
Total current assets                                                     323,525
                                                                    ------------

PROPERTY AND EQUIPMENT, NET                                               30,925
DEPOSITS                                                                  35,159
                                                                    ------------
Total assets                                                        $    389,609
                                                                    ============


Accounts payable and accrued expenses                               $    831,799
Derivative financial instruments                                          57,871
Convertible debentures                                                    41,918
                                                                    ------------
Total current liabilities                                                931,588
                                                                    ------------

COMMITMENTS AND CONTINGENCIES

Preferred stock, 25,000,000 shares authorized, $1.00 stated value
Series A, 1,500,000 shares authorized, 450,000 shares outstanding       450,000
Series B, 3,000,000 shares authorized, none outstanding                      --
Common stock - authorized, 100,000,000 shares of $.001 par
value; issued and outstanding, 56,255,379 shares                         56,255
Additional paid-in capital                                           18,563,716
Accumulated (deficit)                                               (19,611,950)
                                                                   ------------
Total stockholders' equity                                             (541,979)
                                                                   ------------
Total liabilities and stockholders' equity                         $    389,609
                                                                   ============


                             See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                               INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                          CONSOLIDATED STATEMENTS OF EARNINGS


                                                        For the Three Months
                                                           Ended March 31,
                                                   -----------------------------

                                                       2006            2005
                                                   ------------    ------------
REVENUE
     Services revenue                              $         --    $    155,200
     Product sales                                           --         113,219
     Other revenue                                           --           8,600
                                                   ------------    ------------
     Total revenue                                           --         277,019

COST OF REVENUE
     Cost of services revenue                                --           6,855
     Cost of product sales and other revenue                 --           4,964
                                                   ------------    ------------
     Total cost of revenue                                   --          11,819
                                                   ------------    ------------

GROSS PROFIT                                                 --         265,200
                                                   ------------    ------------

OPERATING EXPENSES
     General and administrative                         239,746         857,029
     Commissions and other selling expenses                  --         162,296
                                                   ------------    ------------
     Total operating expenses                           239,746       1,019,325
                                                   ------------    ------------
INCOME (LOSS) FROM OPERATIONS                          (239,746)       (754,125)
                                                   ------------    ------------

OTHER INCOME (EXPENSE) NET
     Other income                                         1,586           1,491
     Derivative income                                    7,320              --
     Interest expense                                    (8,636)             --
     Interest income, deposits                               28              --
     Interest income, financing arrangements                 --          11,429
                                                   ------------    ------------
OTHER INCOME (EXPENSE) NET                                  298          12,920
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES                             (239,448)       (741,205)

INCOME TAXES                                             (1,703)             --
                                                   ------------    ------------

NET INCOME (LOSS)                                      (241,151)       (741,205)

UNDECLARED PREFERRED STOCK DIVIDENDS                     (4,500)         (4,500)
                                                   ------------    ------------

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS    $   (245,651)   $   (745,705)
                                                   ============    ============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE   $      (0.00)   $      (0.01)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN BASIC AND DILUTED PER SHARE CALCULATION      56,067,036      55,586,198
                                                   ============    ============


                             See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
          INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Three Months
                                                            Ended March 31,
                                                        ------------------------
                                                          2006          2005
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash flows from operating activities                $ 192,854    $(602,724)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on notes receivable from financed sales         333      242,617
Increase in notes receivable from new financed sales           --     (222,601)
Investment                                               (117,008)      (5,352)
Purchase of fixed assets                                       --      (19,665)
                                                        ---------    ---------
Net cash flows from investing activities                 (116,675)      (5,001)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in notes payable                                      --      (20,833)
Increase in notes payable                                 100,000           --
Payments on capital lease obligations                          --       (1,889)
                                                        ---------    ---------
Net cash flows from financing activities                  100,000      (22,722)
                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH                           176,179     (630,447)

CASH AT BEGINNING OF PERIOD                                30,338      876,472
                                                        ---------    ---------

CASH AT END OF PERIOD                                   $ 206,517    $ 246,025
                                                        =========    =========

                             See accompanying notes.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2005, and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is  calculated  by dividing  net income  (loss) by the weighted average number of common shares  outstanding  for the period.  Diluted  earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

(3) Stockholders' (Deficit)

In January 2006 the Company issued an aggregate of 1,300,000 shares of common stock for services rendered. The shares were valued at their fair market value of $39,000 on the date of issue which amount had been accrued in December 2005.

In January 2006 the Company issued an aggregate of 950,495 shares of common stock in order to cancel its contract with its CEO "Without Cause" as defined in his employment contract. The shares were valued at their fair market value of $28,515 which amount was charged to operations.

In January 2006 the Company issued an aggregate of 3,492,000 shares of common stock in order to eliminate accrued wages due to officers in the amount of $174,600 which approximated the fair market value of the shares.

(4) Commitments, Concentrations and Contingencies

      (a)   Leases:

            Future minimum lease payments under noncancelable operating leases (with initial terms in excess of one year) and future minimum capital lease payments as of March 31, 2006, are as follows:

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                  Operating
                      Year ending December 31:                     Leases
                                                           ---------------------
                      2006                                 $              75,150
                      2007                                                40,100
                      2008                                                    --
                      2009                                                    --
                      After 2009                                              --
                                                           ---------------------
                      Total noncancelable lease payments   $             115,250
                                                           =====================


            Rent expense under all operating leases for the period ended March 31, 2006 and 2005, was $15,701. In December 2004 our former subsidiary Triad Media, Inc. entered into a lease for approximately 3,606 square feet in Kansas City, Missouri with a term beginning February 1, 2005 and ending January 31, 2010 and a base rent of $3,756 per month which the Company guaranteed on behalf of Triad Media, Inc. Following the sale of Triad Media in April 2005, the Company accrued for this potential liability which accrual amounted to $59,892 at December 31, 2005. On February 28, 2006, the Company was informed that Triad Media, Inc. had abandoned the premises. We are currently negotiating a settlement payment with the landlord but there can be no assurance that such negotiations will be successful or that the amount accrued thus far will be sufficient.

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

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

(5) Convertible Notes and Derivative Instrument Liabilities

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. If the convertible debt or equity instruments are not considered to be "conventional", then the existence of the potential cash penalties under the related registration rights agreement requires that the embedded conversion option be accounted for as a derivative instrument liability. Similarly, the potential cash penalties under the related registration rights agreement may require us to account for the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments.

If freestanding options or warrants were issued in connection with the issuance of convertible debt or equity instruments and will be accounted for as derivative instrument liabilities (rather than as equity), the total proceeds received are first allocated to the fair value of those freestanding instruments. If the freestanding options or warrants are to be accounted for as equity instruments, the proceeds are allocated between the convertible instrument and those derivative equity instruments, based on their relative fair values. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

To the extent that the fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method. When the instrument is convertible preferred stock, the dividends payable are recognized as they accrue and, together with the periodic amortization of the discount, are charged directly to retained earnings.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes to accredited investors. These notes have a term of one year, are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described), and have 20% warrant coverage at a strike price of $0.05. As of March 31, 2006, the Company had raised $100,000 under such notes.

The warrants have been accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common
Stock" (EITF 00-19). Accordingly, the initial fair value of the warrants, amounting to an aggregate of $1,620 was recorded as a derivative instrument liability. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the dates the Warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the Warrants, expected volatility of 114%, and the five year life of the Warrants. The Company is required to re-measure the fair value of the warrants at each reporting period.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Because the conversion price of the Convertible Notes is not fixed, the Convertible Notes are not "conventional convertible debt" as that term is used in EITF 00-19. Accordingly, the Company is required to bifurcate and account separately for the embedded conversion options, together with any other derivative instruments embedded in the Convertible Notes.

The conversion option related to each Convertible Note was bifurcated from the Convertible Note and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion options which were valued using the Flexible Monte Carlo Simulation methodology, were recorded at their initial fair value of an aggregate of $63,571.

The discount from the face amount of the Convertible Notes represented by the value assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of each Convertible Note, using the effective interest method. Amortization for the period ending March 21, 2006 was $7,109.

A summary of the Convertible Notes and derivative instrument liabilities at March 31, 2006, is as follows:

Convertible Notes; 10% per annum; due March 30,
2007                                                              $100,000
Less: unamortized discount related to warrants
and bifurcated embedded derivative instruments                     (58,082)
                                                          -----------------
Total carrying value at March 31, 2006                             $41,918
                                                          =================

Derivative financial instrument liabilities

We use the Black-Scholes valuation model to value the Warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the Warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at March 31, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Convertible Notes. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%. The risk-free rates of return used were based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the conversion options or Warrants.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


At March 31, 2006, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

                                                                   Exercise                                       Value -
                                                                   Price Per              Value - Issue         March 31,
   Issue Date      Expiry Date                                       Share                    Date                2006
----------------- --------------- ----------------------------    ------------------    -----------------    -----------------

       1/20/2006       1/20/2011       120,000 warrants           $             0.05       $          360    $             540

       2/10/2006       2/10/2011       280,000 warrants           $             0.05       $        1,260    $           1,260
                                                                                                             -----------------

Fair value of freestanding derivative instrument liabilities for warrants                                    $           1,800
                                                                                                             -----------------

                                                                                                                 Value -
                                                                                         Value - Issue          March 31,
   Issue Date      Expiry Date                                                                Date                 2006
----------------- --------------- ----------------------------    ------------------    -----------------    -----------------

       1/20/2006       1/20/2011       120,000 warrants                                 $          23,571    $          16,071

       2/10/2006       2/10/2011       280,000 warrants                                 $          40,000    $          40,000
                                                                                                             -----------------

Fair value of bifurcated embedded derivative instrument liabilities
      associated with the above convertible notes                                                            $          56,071
                                                                                                             -----------------

Total derivative financial instruments                                                                       $          57,871
                                                                                                             =================

The following table reflects the number of common shares into which the aforementioned derivatives are indexed at March 31, 2006:

Common shares indexed:
      Embedded derivative instruments                                 3,571,429
      Freestanding derivatives (warrants)                               400,000
                                                                    -----------
                                                                      3,971,429
                                                                    ===========

(7)      Basis of Reporting

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, during July, 2004, the Company spun off its EPMG operations, which represented a significant portion of its revenue producing operations to certain shareholders of the Company. During April 2005, the Company spun off Triad Media, further curtailing future operations. The Company has incurred a loss of $241,151 and has working capital and stockholder deficits of $608,063 and $541,980 at March 31, 2006. In addition, the Company currently has no revenue generating operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                     INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

(8) Subsequent Events

In April 2006 the Company issued 200,000 shares of its common stock to settle an outstanding legal account payable of $45,073. The shares were issued pursuant to the exemption under Section 4(2) of the Securities Act of 1933, as amended, based on the recipient's access to information regarding the Company and its sophistication in making investments of this nature.

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

Overview

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three months ended December 31, 2006 and 2005. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

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

For the remainder of the 2005 calendar year the Company had no business operations and sought to engage in a business combination with a company with operations. As a result of the sale of Triad we are no longer engaged in the development, marketing and delivery of business-type educational programs and also had no continuing involvement with the business of EPMG.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies are discussed in its annual report on Form 10-KSB for the year ended December 31, 2005.

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Revenues

Revenues for the three months ended March 31, 2006 and 2005 were $-0- and $277,019, respectively. The Company currently has no operations and is seeking an appropriate acquisition candidate.

Cost of Sales and Margins

Cost of sales for the three months ended March 31, 2006 and 2005 were $-0- and $11,819, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2006 and 2005 were $239,746 and $857,029, respectively, representing a decrease of 72%. General and administrative expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses.

Commissions and Other Selling Expenses

Selling expenses for the three months ended March 31, 2006 and 2005 were $-0-and $162,296, respectively. Selling expenses consisted primarily of commissions paid to sales associates as well as marketing and advertising expenses associated with key products and services.

Other Income (Expense)

Other income (expense), for the three months ended March 31, 2006 and 2005 were $298 and $12,920, respectively, representing a decrease of 98%. The decrease is primarily attributable to a decrease in interest income from our financing notes receivable balance.

Income Taxes

Our provision from income taxes amounted to $1,703 for the three months ended March 31, 2006 compared to a provision of $-0- for the three months ended March 31, 2005.

Net Loss

Our net loss for the three months ended March 31, 2006 amounted to ($241,151), compared to a net loss of ($741,205) for the period ended March 31, 2005.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, during the period ended March 31, 2006, we incurred a loss of ($241,151) and working capital and stockholder deficits of $608,063 and $541,980, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As of March 31, 2006 we had cash and other reserves amounting to $206,517. Our financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

At March 31, 2006 we had current assets of $323,525, which represents a decrease of $290,166 over current assets as of December 31, 2005. At March 31, 2006 we had cash on hand of $206,517, which represents an increase of $176,179 over the balances as of December 31, 2005.

At March 31, 2006 we had current liabilities of $931,588 which represents a decrease of $256,143 over current liabilities as of December 31, 2005.

At March 31, 2006 our working capital deficit increased to ($608,063) from ($574,039) as of December 31, 2005. Our working capital will decline as we address our new business development initiatives.

We have no material commitments for capital expenditures. Capital expenditures for the three months ended March 31, 2006 amounted to $-0-.

We currently do not have a stock option or stock purchase plan. We also currently do not have any employee benefit plans that would require the use of our securities.

Off Balance-Sheet Arrangements

The Company has no material off-balance sheet arrangements as of March 31, 2006.

Item 3. Controls and Procedures

(a) The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

Item 6. Exhibits.

      The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Innovative Software Technologies, Inc.

Date:        May 24, 2006           /s/ Peter M. Peterson
                                    --------------------------------------------
                                    Peter M. Peterson
                                    Chairman of the Board,
                                    Chief Executive Officer, and President

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