Form 10QSB
period 2006-06-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2006-08-25
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-1084047

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-4691878 (I.R.S. Employer Identification No.)

3998 FAU Blvd., Bldg 1-21, Boca Raton FL (Address of Principal Executive Offices)	33431 (Zip Code)

(561) 417-7250 (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 71,833,251 shares of common stock, $0.001 par value, outstanding as of August 21, 2006.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
FORM 10-QSB

QUARTER ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
June 30, 2006
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$186,393
Accounts receivable:	939
Prepaid expenses and other current assets	27,150
Total current assets	214,482
PROPERTY AND EQUIPMENT, NET	89,409
DEPOSITS	34,000
Total assets	$337,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$824,174
Notes payable	30,000
Derivative financial instruments	246,190
Convertible debentures	189,202
Total current liabilities	1,289,566

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, 25,000,000 shares authorized, $1.00 stated value
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	450,000
Common stock - authorized, 100,000,000 shares of $.001 par
value; issued and outstanding, 71,833,251 shares	71,833
Additional paid-in capital	(795,144)
(Deficit) Accumulated during the development stage	(678,363)
Total stockholders' (Deficit)	(951,675)
Total liabilities and stockholders' (Deficit)	$337,891

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	For the Three Months Ended June 30,		Since Inception (January 12, 2005) Through June 30, 2006

	2006	2005
REVENUE
Development & Consulting revenue	$1,572	$-	$1,572
Total revenue	1,572	-	1,572

COST OF REVENUE
Cost of services revenue	250	-	250
Cost of product sales and other revenue	12,711	-	12,711
Total cost of revenue	12,961	-	12,961

GROSS (LOSS)	(11,389)	-	(11,389)

OPERATING EXPENSES
General and administrative	182,318	29,548	655,860
Total operating expenses	182,318	29,548	655,860
(LOSS) FROM OPERATIONS	(193,706)	(29,548)	(667,248)

OTHER INCOME (EXPENSE) NET
Other income	5,330	-	5,330
Derivative income (expense)	-	-	-
Interest (expense)	(2,680)	-	(16,489)
Interest income, deposits	44	-	44
OTHER INCOME (EXPENSE) NET	2,694	-	(11,175)

(LOSS) BEFORE INCOME TAXES	(191,012)	(29,548)	(678,363)

INCOME TAXES	-	-	-

NET INCOME (LOSS)	(191,012)	(29,548)	(678,363)

UNDECLARED PREFERRED STOCK DIVIDENDS	-	-	-

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(191,012)	$(29,548)	$(678,363)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN BASIC AND DILUTED PER SHARE CALCULATION	56,067,036	51,681,571

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the Three Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash flows from operating activities	$11,179	(19,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in the reverse acquisition of Innovative	206,517	-
Purchase of fixed assets	(37,573)	-
Net cash flows from investing activities	168,944	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	21,000
Net cash flows from financing activities	-	21,000

NET INCREASE IN CASH	180,123	1,322

CASH AT BEGINNING OF PERIOD	6,270	-

CASH AT END OF PERIOD	$186,393	$1,322

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
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

On June 26, 2006, Innovative Software Technologies, Inc., a California corporation (“Innovative” or the “Company”), completed the acquisition of AcXess, Inc., a Florida corporation (“AcXess”), in a stock exchange transaction (the “Transaction”) pursuant to a Stock Exchange Agreement by and between Innovative, AcXess, the Shareholders of AcXess, and Anthony F. Zalenski, acting as the Shareholder’s Agent (the “Exchange Agreement”). As a result of the Transaction, AcXess became a wholly owned subsidiary of the Company. Following FAS 141, as governing and operating control of the combined entity is under Mr. Zalenski, AcXess is deemed to be the purchaser in the Transaction for financial reporting purposes. Therefore, reverse acquisition accounting applies whereby AcXess is deemed to have issued its common stock for the net assets or liabilities of Innovative accompanied by a recapitalization of AcXess. For accounting purposes, AcXess is treated as the continuing reporting entity.  The fiscal year end of axcess is March 31.

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

(3) Stockholders’ (Deficit)

On April 18,2006 the Company issued 200,000 shares of Common Stock with a fair market value of $8,000 for the settlement of an account payable.

Pursuant to the Exchange Agreement, on June 26, 2006 the shareholders of AcXess exchanged 100% of the outstanding shares of capital stock of AcXess for an aggregate of 11,000,000 shares of common stock of the Company.

On June 27, 2006 the Company issued 4,377,872 shares of its common stock to holders of $175,115 in AcXess promissory notes to extinguish this debt.

(4) Commitments, Concentrations and Contingencies

(a) Leases:

Future minimum lease payments under noncancelable operating leases (with initial terms in excess of one year) and future minimum capital lease payments as of June 30, 2006, are as follows:

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating
Year ending December 31:	Leases
2006	$50,100
2007	40,100
2008	-
2009	-
After 2009	-
Total noncancelable lease payments	$90,200

Rent expense under all operating leases for the period ended June 30, 2006 and 2005, was $25,050 and $-0- respectively. In December 2004 our former subsidiary Triad Media, Inc. entered into a lease for approximately 3,606 square feet in Kansas City, Missouri with a term beginning February 1, 2005 and ending January 31, 2010 and a base rent of $3,756 per month which the Company guaranteed on behalf of Triad Media, Inc. Following the sale of Triad Media in April 2005, the Company accrued for this potential liability which accrual amounted to $59,892 at December 31, 2005. On February 28, 2006, the Company was informed that Triad Media, Inc. had abandoned the premises. In July 2006 we reached an agreement with the landlord to end the lease for a total of approximately $33,000 payable with a payment of $10,000 at signing, and the rest over 5 months.

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

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Although we believe that these allegations do not have any merit, if Prosper, Inc. were to prevail in its complaint there would be serious negative financial consequences resulting from utilization of our cash reserves. Moreover, such an action could divert management’s time and efforts away from the business of the Company.

Kansas City Explorers

The Company is a defendant in a lawsuit in the Circuit Court of Platte County, Missouri, “Kansas City Explorers vs. Innovative Software” case no. 04CV82050 in which the claimant is seeking money for advertising which it alleges is still due, and have alleged damages of $50,028. The claimant has been court ordered to produce answers to certain discovery requests of the Company which they have failed to produce. Management intends to aggressively defend the claim based upon the lack of contract between the parties, lack of proof of damages, as well as minimal proof of advertising services actually performed for Company products and services.

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
(A DEVELOPMENT STAGE COMPANY)
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

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes to accredited investors. These notes have a term of one year, are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described), and have 20% warrant coverage at a strike price of $0.05. As of June 30, 2006, the Company had raised $400,000 under such notes.

The warrants have been accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly, the initial fair value of the warrants, amounting to an aggregate of $21,290 was recorded as a derivative instrument liability. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the dates the Warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the Warrants, expected volatility of 114%, and the five year life of the Warrants. The Company is required to re-measure the fair value of the warrants at each reporting period.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Because the conversion price of the Convertible Notes is not fixed, the Convertible Notes are not “conventional convertible debt” as that term is used in EITF 00-19. Accordingly, the Company is required to bifurcate and account separately for the embedded conversion options, together with any other derivative instruments embedded in the Convertible Notes.

The conversion option related to each Convertible Note was bifurcated from the Convertible Note and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion options which were valued using the Flexible Monte Carlo Simulation methodology, were recorded at their initial fair value of an aggregate of $226,190.

The discount from the face amount of the Convertible Notes represented by the value assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of each Convertible Note, using the effective interest method. Amortization for the period ending June 30, 2006 was $24,173.

A summary of the Convertible Notes and derivative instrument liabilities at June 30, 2006, is as follows:

Convertible Notes; 12% per annum; due December 31, 2006	$400,000
Less: unamortized discount related to warrants and bifurcated embedded derivative instruments	(210,798)
Total carrying value at June 30, 2006	$189,202

Derivative financial instrument liabilities

We use the Black-Scholes valuation model to value the Warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the Warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at June 30, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Convertible Notes. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and Warrants has been estimated at 50%. The risk-free rates of return used were based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the conversion options or Warrants.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2006, the following derivative liabilities related to common stock Warrants and embedded derivative instruments were outstanding:

Issue Date	Expiry Date		Exercise Price Per Share	Value - Issue Date	Value - June 30, 2006

6/30/2006	6/30/2011	1,600,000 warrants	$0.05	$20,000	$20,000

Fair value of freestanding derivative instrument liabilities for warrants					$20,000

Issue Date	Expiry Date	Value - Issue Date	Value - June 30, 2006

6/30/2006	6/30/2011	$226,190	$226,190

Fair value of bifurcated embedded derivative instrument
liabilities associated with the above convertible notes			$226,190

Total derivative financial instruments			$246,190

The following table reflects the number of common shares into which the aforementioned derivatives are indexed at June 30, 2006:

Common shares indexed:
Embedded derivative instruments	9,523,810
Freestanding derivatives (warrants)	1,600,000
11,123,810

(7) Basis of Reporting

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $678,363 from inception (January 12, 2005) through June 30, 2006, and has working capital and stockholder deficits of $1,075,084 and $951,675 at June 30, 2006. In addition, the Company currently has minimal revenue generating operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8) Subsequent Events

On July 14, 2006 Peter M. Peterson resigned as a member of the board of directors of the Company. Anthony F. Zalenski is our sole board member.

In July the Company issued $150,000 in convertible notes with the terms as discussed in note 5 above.

On August 9, 2006, the Company entered into employment agreements with Anthony F. Zalenski and Thomas J. Elowson for the positions of Chief Executive Officer, and Chief Operating Officer and President, respectively. The contracts have a term of 3 years, stipulate a minimum annual salary of $84,000, and have certain provisions regarding termination of employment with and without “cause” as therein defined. In addition, the employment contracts provide for a signing bonus of $25,000 for the CEO and $10,000 for the COO, payable upon a fundraising event or series of related fundraising events wherein the Company raises a cumulative gross amount of at least $2 million.

On August 9, 2006, the Board of Directors for the Company adopted the “Innovative Software Technologies, Inc. 2006 Equity Incentive Plan” the purpose of which is (a) to attract and retain outstanding individuals to serve as officers, employees, consultants and advisors to the Company and its affiliates, and (b) to increase shareholder value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under “Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements” included in Part 1 of this report. When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-KSB.

Overview

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three months ended March 31, 2006 and 2005. Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

Acquisition of AcXess, Inc.

On June 26, 2006, the Company completed the acquisition of AcXess, Inc., a Florida corporation (“AcXess”), in a stock exchange transaction (the “Transaction”) pursuant to a Stock Exchange Agreement by and between Innovative, AcXess, the Shareholders of AcXess, and Anthony F. Zalenski, acting as the Shareholder’s Agent (the “Exchange Agreement”). As a result of the Transaction, AcXess became a wholly owned subsidiary of the Company. Following FAS 141, as governing and operating control of the combined entity is under Mr. Zalenski, AcXess is deemed to be the purchaser in the Transaction for financial reporting purposes. Therefore, reverse acquisition accounting applies whereby AcXess is deemed to have issued its common stock for the net assets or liabilities of Innovative accompanied by a recapitalization of AcXess. For accounting purposes, AcXess is treated as the continuing reporting entity.

AcXess was formed to provide Business Continuity (“BC”) products and services to the Small and Medium Enterprise (“SME”) market. “Business Continuity” products and services are an advanced form of disaster recovery solutions for electronic data backup wherein the data and/or applications are available immediately upon failure through means of connectivity to remote server locations. Management believes that the North American SME market for BC services (defined as companies with 50 to 5,000 employees) is underserved and that various technologies have matured to a point where the SME market can now be supplied robust BC services which were previously only available to large corporations and at substantial cost.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are discussed in its annual report on Form 10-KSB for the year ended December 31, 2005.

Results of Operations

Three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Revenues

Revenues for the three months ended June 30, 2006 and 2005 were $1,572 and $-0-, respectively. The minimal amount of revenue reflects the startup nature of the Company.

Cost of Sales and Margins

Cost of sales for the three months ended June 30, 2006 and 2005 were $12,961 and $-0-, respectively, comprising primarily hosting charges for the period.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2006 and 2005 were $182,318 and $29,548, respectively. General and administrative expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses.

Commissions and Other Selling Expenses

The Company has not yet incurred any commissions and other selling expenses reflecting the startup nature of the business.

Other Income (Expense)

Other income (expense), for the three months ended June 30, 2006 and 2005 were $2,694 and $-0-, respectively.

Net Loss

Our net loss for the three months ended June 30, 2006 amounted to ($191,012), compared to a net loss of ($29,548) for the period ended June 30, 2005.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, the Company has incurred a loss of $678,363 from inception (January 12, 2005) through June 30, 2006, and has working capital and stockholder deficits of $1,075,084 and $971,675, respectively, at June 30, 2006. In addition, the Company currently has minimal revenue generating operations. As of June 30, 2006 we had cash and other reserves amounting to $186,393 and accounts receivable of $939. Our financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes to accredited investors. These notes have a term of six months, are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described), and have 20% warrant coverage at a strike price of $0.05. As of June 30, 2006, the Company had raised $400,000 under such notes. In July the Company issued a further $150,000 of these convertible notes.

At June 30, 2006 we had current liabilities of $1,289,566.

We have no material commitments for capital expenditures. Capital expenditures for the three months ended June 30, 2006 amounted to $37,573.

Off Balance-Sheet Arrangements

The Company has no material off-balance sheet arrangements as of June 30, 2006.

Item 3. Controls and Procedures

(a)
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

Although we believe that these allegations do not have any merit, if Prosper, Inc. were to prevail in its complaint there would be serious negative financial consequences resulting from utilization of our cash reserves. Moreover, such an action could divert management’s time and efforts away from the business of the Company.

Kansas City Explorers

The Company is a defendant in a lawsuit in the Circuit Court of Platte County, Missouri, “Kansas City Explorers vs. Innovative Software” case no. 04CV82050 in which the claimant is seeking money for advertising which it alleges is still due, and have alleged damages of $50,028. The claimant has been court ordered to produce answers to certain discovery requests of the Company which they have failed to produce. Management intends to aggressively defend the claim based upon the lack of contract between the parties, lack of proof of damages, as well as minimal proof of advertising services actually performed for Company products and services.

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

Innovative Software Technologies, Inc.

Date: August 21, 2006	/s/ Anthony F. Zalenski
Anthony F. Zalenski Chairman of the Board, Chief Executive Officer

/s/ Christopher J. Floyd
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