Form 10QSB
period 2006-09-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2006-11-20
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 72,420,524 shares of common stock, $0.001 par value, outstanding as of November 20, 2006.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheet as of September 30, 2006 (unaudited)	1

	Consolidated Statements of Operations for the three and six months Ended September 30, 2006 and 2005 and for the period from inception (January 12, 2005) through September 30, 2006 (unaudited)	2

	Consolidated Statements of Cash Flows for the six months Ended September 30, 2006 and 2005 and for the period from inception (January 12, 2005) through September 30, 2006 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
September 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$36,902
Accounts receivable:	17,265
Prepaid expenses and other current assets	72,439
Deferred financing costs	21,000
Total current assets	147,606
PROPERTY AND EQUIPMENT, NET	132,315
DEPOSITS	16,900
Total assets	$296,821

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$744,103
Accrued officer salary and expenses	60,500
Notes payable	30,000
Convertible debentures	474,470
Derivative financial instruments	416,137
Total current liabilities	1,725,210

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, 25,000,000 shares authorized, $1.00 stated value
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	450,000
Common stock - authorized, 100,000,000 shares of $.001 par
value; issued and outstanding, 72,420,524 shares	72,421
Additional paid-in capital	962,546
Deficit accumulated during the development stage	(2,913,355)
Total stockholders' (deficit)	(1,428,388)
Total liabilities and stockholders' (deficit)	$296,821

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Since Inception
	For the Three Months		For the Six Months		(January 12, 2005)
	Ended September 30,		Ended September 30,		Through
					September 30,
	2006	2005	2006	2005	2006
REVENUE
Development and consulting revenue	$-	$-	$1,572	$-	$1,572
Business continuity revenue	37,095	-	37,095	-	37,095
Total revenue	37,095	-	38,667	-	38,667

COST OF REVENUE
Cost of services revenue	-	-	250	-	250
Cost of product sales and other revenue	23,605	-	36,316	-	36,316
Total cost of revenue	23,605	-	36,566	-	36,566

GROSS PROFIT	13,490	-	2,102	-	2,102

OPERATING EXPENSES
General and administrative	1,108,671	7,172	1,254,734	36,720	1,728,276
Total operating expenses	1,108,671	7,172	1,254,734	36,720	1,728,276

(LOSS) FROM OPERATIONS	(1,095,181)	(7,172)	(1,252,632)	(36,720)	(1,726,174)

OTHER INCOME (EXPENSE) NET
Other income	43,685	-	8,980	-	8,980
Derivative income (expense)	(10,623)	-	(10,579)	-	(10,579)
Interest (expense)	(209,715)	-	(209,715)	-	(223,524)
Interest income, deposits	2,724	-	44	-	44
OTHER INCOME (EXPENSE) NET	(173,929)	-	(211,270)	-	(225,079)

(LOSS) BEFORE INCOME TAXES	(1,269,110)	(7,172)	(1,463,902)	(36,720)	(1,951,253)

INCOME TAXES	-	-	-	-	-

NET (LOSS)	(1,269,110)	(7,172)	(1,463,902)	(36,720)	(1,951,253)

UNDECLARED PREFERRED
STOCK DIVIDENDS	-	-	-	-	-

(LOSS) APPLICABLE
TO COMMON STOCKHOLDERS	$(1,269,110)	$(7,172)	$(1,463,902)	$(36,720)	$(1,951,253)

BASIC AND DILUTED
(LOSS) PER COMMON SHARE	$(0.02)		$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN BASIC AND
DILUTED PER SHARE CALCULATION	71,950,397		64,646,805

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Since Inception
			(January 12, 2005)
	For the Six Months Ended September 30		Through September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,463,902)	$(36,720)	$(1,951,253)
Adjustments to reconcile net (loss) to
net cash flows from operating activities
Depreciation and amortization	19,230	-	19,308
Stock and options based compensation	748,484	-	973,484
Services paid in stock	-	-	175,115
Amortization of convertible debt discount	169,635	-	169,635
Derivative loss	10,579	-	10,579
Amortization of deferred financing costs	37,400	-	37,400
Net change in operating assets and liabilities
Account receivables	(17,265)	-	(17,265)
Prepaid expenses and other current assets	(6,326)	(500)	(17,727)
Deposits	16,850	-	(15,900)
Accounts payable and accrued expenses	(42,584)	10,661	(38,328)
Net cash flows from operating activities	(527,898)	(26,559)	(654,951)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(139,731)	-	(144,417)
Net cash flows from investing activities	(139,731)	-	(144,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	372,114	5,855	489,122
Proceeds from convertible debentures	275,000		275,000
Stock issued for cash	-	21,000	21,000
Cash acquired in the reverse acquisition of Innovative	51,148	-	51,148
Net cash flows from financing activities	698,262	26,855	836,270

NET INCREASE (DECREASE) IN CASH	30,633	296	36,902

CASH AT BEGINNING OF PERIOD	6,269	-	-

CASH AT END OF PERIOD	$36,902	$296	$36,902

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for services	$65,869	$-	$65,869
Issuance of common stock for acquisition	$440,000	$-	$440,000
Issuance of common stock for debt repayment	$183,115	$-	$183,115

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition as of September 30, 2006, and the results of its operations for the three and six months ended September 30, 2006, and September 30, 2005, and the cash flows for the six months ended September 30, 2006, and September 30, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2005 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as well as the Company’s report on Form 8-K filed June 30, 2006, reporting the acquisition of AcXess, Inc., described below. Operating results for the three and six month periods ended September 30, 2006, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

On June 26, 2006, Innovative Software Technologies, Inc., a California corporation (“Innovative”), completed the acquisition of AcXess, Inc., a Florida corporation (“AcXess”), in a stock exchange transaction (the “Transaction”) pursuant to a Stock Exchange Agreement by and between Innovative, AcXess, the Shareholders of AcXess, and Anthony F. Zalenski, acting as the Shareholder’s Agent (the “Exchange Agreement”). As a result of the Transaction, AcXess became a wholly owned subsidiary of Innovative. Following FAS 141, as governing and operating control of the combined entity is under Mr. Zalenski, AcXess is deemed to be the purchaser in the Transaction for financial reporting purposes. Therefore, reverse acquisition accounting applies whereby AcXess is deemed to have issued its common stock for the net assets or liabilities of Innovative accompanied by a recapitalization of AcXess. For accounting purposes, AcXess is treated as the continuing reporting entity. The fiscal year end of AcXess is March 31.

The accompanying unaudited consolidated financial statements present the accounts of Innovative and its wholly owned subsidiaries, AcXess, Inc., Softsale, Inc. and EPMG, Inc. (collectively, the “Company”). All intercompany balances and significant transactions have been eliminated.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding during periods when anti-dilutive common stock equivalents are not considered in the computation.

(3) Deferred Financing Costs

The Company capitalizes financing costs as incurred and amortizes these costs to interest expense over the life of the underlying instruments.

(4) Stockholders’ (Deficit)

On April 18, 2006, Innovative issued 200,000 shares of common stock with a fair market value of $8,000 for the settlement of an account payable.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to the Exchange Agreement, on June 26, 2006, the shareholders of AcXess exchanged 100% of the outstanding shares of common stock of AcXess for an aggregate of 11,000,000 shares of common stock of Innovative.

On June 27, 2006, Innovative issued 4,377,872 shares of its common stock to holders of $175,115 in AcXess promissory notes to extinguish this debt.

On September 12, 2006, Innovative issued 523,811 shares of its common stock with a fair market value of $57,619 for consulting services for September, October and November of 2006.

On September 18, 2006, Innovative issued 63,462 shares of its common stock with a fair market value of $8,250 for legal services for September and October of 2006.

(5) Commitments, Concentrations and Contingencies

(a) Leases:

The Company had no capital leases as of September 30, 2006.

In February 2006 Innovative entered into a lease agreement for approximately 3,200 square feet of office space in Boca Raton, Florida. Monthly payments under the lease agreement are $5,850 and the lease has a term extending through June 30, 2007.

In February 2006 Innovative entered into a lease agreement for approximately 1,800 square feet for a corporate apartment in Boca Raton, Florida. Monthly payments under the lease agreement are $2,500 and the lease has a term extending through February 28, 2007.

Rent expense under all operating leases for the three month periods ended September 30, 2006, and 2005, was $25,310 and $-0- respectively. Rent expense under all operating leases for the six month periods ended September 30, 2006, and 2005, was $44,305 and $-0- respectively. In December 2004 our former subsidiary Triad Media, Inc. entered into a lease for approximately 3,606 square feet in Kansas City, Missouri with a term beginning February 1, 2005 and ending January 31, 2010 and a base rent of $3,756 per month which the Company guaranteed on behalf of Triad Media, Inc. Following the sale of Triad Media in April 2005, the Company accrued for this potential liability which accrual amounted to $59,892 at December 31, 2005. On February 28, 2006, the Company was informed that Triad Media, Inc. had abandoned the premises. In July 2006 we reached an agreement with the landlord to end the lease for a total of approximately $33,000 payable with a payment of $10,000 at signing, and the remaining balance payable over 5 months. As of September 30, 2006, the Company was current under the agreement and $14,633 remained payable.

(b) SEC Investigation:

(See “SEC Investigation” under Litigation below.)

(c) Litigation:

SEC Investigation

On June 24, 2003, the Securities and Exchange Commission ("SEC") issued a formal order of investigation, authorizing the investigation of certain securities matters. The SEC staff has taken the testimony of certain officers and previously management had voluntarily provided documents and information to the SEC staff in response to informal, non-public inquiries by the staff. On April 8, 2005, the Independent Committee of the Board of Directors turned over the results of its investigation to the SEC. We intend to continue to fully cooperate with the SEC in its investigation.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Prosper, Inc. Complaint

Subsequent to the disposition by the Company of certain of its assets, liabilities, and operations related to its wholly owned EPMG, Inc. subsidiary (“EPMG”) in July 2004, the former principals, under the new name of Prosper, Inc. filed a complaint that seeks a refund to the benefit of Prosper of certain accrued reserves remaining in EPMG amounting to approximately $570,000. These reserves were accrued under contracts with former vendors of EPMG and are recorded as accounts payable and accrued expenses in the accompanying consolidated balance sheet as of September 30, 2006. Under the EPMG Settlement Agreement, we agreed to pay certain reserves potentially owing to third-party vendors upon specified conditions. The lawsuit alleges that we have breached the obligation to pay these reserves, but we contest that the conditions for these payments have been satisfied and/or contest the amounts and payees of the payments that are alleged to be owed by us.

Although we believe that these allegations do not have any merit, if Prosper, Inc. were to prevail in its complaint there would be serious negative financial consequences resulting from utilization of our cash reserves. Moreover, such an action could divert management’s time and efforts away from the business of the Company.

Kansas City Explorers Complaint

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

(6) Convertible Notes and Derivative Instrument Liabilities

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

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes to accredited investors. These notes have a term of six months, are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described). In addition, each note is issued with warrants to purchase Innovative common stock at a strike price of $0.05 per share. The number of warrants granted is determined by multiplying the face value of each note issued by four. As of September 30, 2006, the Company had raised $675,000 under such notes. In October the Board of Directors of the Company approved an increase in the amount to be raised under this financing to $1,500,000. A total of $1,107,500 had been raised as of November 10, 2006, when the Company closed the round.

The warrants have been accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly, the initial fair value of the warrants, amounting to an aggregate of $23,430 was recorded as a derivative instrument liability. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the dates the Warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the Warrants, expected volatility of 114%, and the five year life of the Warrants. The Company is required to re-measure the fair value of the warrants at each reporting period.

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

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The conversion option related to each Convertible Note was bifurcated from the Convertible Note and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion options which were valued using the Flexible Monte Carlo Simulation methodology, were recorded at their initial fair value of an aggregate of $350,937.

The discount from the face amount of the Convertible Notes represented by the value assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of each Convertible Note, using the effective interest method. Amortization for the three and six month periods ending September 30, 2006, was $24,173 and $169,635, respectively.

A summary of the Convertible Notes and derivative instrument liabilities at September 30, 2006, is as follows:

Convertible Notes; 12% per annum; due December 15, 2006, though April 24, 2007	$675,000
Less: unamortized discount related to warrants and bifurcated embedded derivative instruments	(200,530)
Total carrying value at September 30, 2006	$474,470

Derivative financial instrument liabilities

We use the Black-Scholes valuation model to value the warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at September 30, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Convertible Notes. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and warrants has been estimated at 114%. The risk-free rates of return used were based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the conversion options or warrants.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At September 30, 2006, the following derivative liabilities related to common stock warrants and embedded derivative instruments were outstanding:

			Exercise	Value	Value
			Price Per	Issue	September 30,
Issue Dates	Expiry Dates		Share	Date	2006

May 22, through September 29, 2006	May 22, through September 29, 2011	1,600,000 warrants
			$0.05	$23,430	$77,950

Fair value of freestanding derivative instrument liabilities for warrants					$77,950

May 22, through September 29, 2006	May 22, through September 29, 2011
				$350,937	$338,187

Fair value of bifurcated embedded derivative instrument liabilities associated with the above convertible notes					$338,187

Total derivative financial instruments					$416,137

The following table reflects the number of common shares into which the aforementioned derivatives are indexed at September 30, 2006:

Common shares indexed:
Embedded derivative instruments	7,417,582
Freestanding derivatives (warrants)	2,700,000
10,117,582

(7) Basis of Reporting

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $1,947,473 from inception (January 12, 2005) through September 30, 2006, and has working capital and stockholder deficits of $1,577,604 and $1,428,388 at September 30, 2006. In addition, the Company currently has minimal revenue generating operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Management has raised funds for operations totaling $675,000 as of September 30, 2006 (see Note 6 above) and intends to continue to seek debt and/or equity financing to fund operations and the execution of its business plan (see Note 8). However, there can be no assurance that the Company will be successful in raising the funds necessary to remain a going concern.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8) Subsequent Events

On October 17, 2006, our Board of Directors appointed Traver Gruen-Kennedy and Roderick Dowling to the Board of Directors of the Company.

From October 1, 2006, to November 8, 2006, the Company issued an additional $432,500 in convertible notes with the terms as discussed in Note 6 above.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Overview

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three and six months ended September 30, 2006, and 2005. Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

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

Results of Operations

Three and six months ended September 30, 2006, compared to the three and six months ended September 30, 2005.

Revenues

Revenues for the three months ended September 30, 2006, and 2005 were $37,095 and $-0-, respectively. Revenues for the six months ended September 30, 2006, and 2005 were $38,667 and $-0-, respectively. The minimal amount of revenue reflects the startup nature of the Company.

Cost of Sales and Margins

Cost of sales for the three months ended September 30, 2006, and 2005 were $23,605 and $-0-, respectively. Cost of sales for the six months ended September 30, 2006, and 2005 were $36,566 and $-0-, respectively. Cost of sales comprise primarily network charges for the periods.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2006, and 2005 were $1,108,671 and $7,172, respectively. General and administrative expenses for the three months ended September 30, 2006, and 2005 were $1,254,734 and $36,720, respectively. General and administrative expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses.

Commissions and Other Selling Expenses

The Company has not yet incurred any commissions and other selling expenses reflecting the startup nature of the business.

Other Income (Expense)

Other income (expense), for the three months ended September 30, 2006, and 2005 were ($173,929) and $-0-, respectively. Other income (expense), for the six months ended September 30, 2006, and 2005 were ($211,270) and $-0-, respectively. Other expense for the periods comprise primarily of interest expense and derivatives loss due to derivative liabilities (see Note 6 in the Notes to the Financial Statements) as well as other income due primarily from income recognized upon the favorable settlement of certain outstanding accounts payable.

Net Loss

Our net loss for the three months ended September 30, 2006, amounted to ($1,269,110) compared to a net loss of ($7,172) for the three month period ended September 30, 2005. Our net loss for the six months ended September 30, 2006, amounted to ($1,463,902), compared to a net loss of ($36,720) for the six month period ended September 30, 2005.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $1,951,253 from inception (January 12, 2005) through September 30, 2006, and has working capital and stockholder deficits of $1,577,604 and $1,428,388 at September 30, 2006. In addition, the Company currently has minimal revenue generating operations. As of September 30, 2006, we had cash and other reserves amounting to $36,902. Our financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes to accredited investors. These notes have a term of six months, are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described), and have 20% warrant coverage at a strike price of $0.05. In October the board of directors of the Company approved an increase in the limit of funding under these terms to $1,500,000. As of September 30, 2006, the Company had raised $675,000 under such notes.

At September 30, 2006, we had current liabilities of $1,725,210.

We have no material commitments for capital expenditures. Capital expenditures for the three and six months ended September 30, 2006, amounted to $56,338 and $139,731, respectively.

Off Balance-Sheet Arrangements

The Company has no material off-balance sheet arrangements as of September 30, 2006.

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

SEC Investigation

On June 24, 2003, the Securities and Exchange Commission ("SEC") issued a formal order of investigation, authorizing the investigation of certain securities matters. The SEC staff has taken the testimony of certain officers and previously management had voluntarily provided documents and information to the SEC staff in response to informal, non-public inquiries by the staff. On April 8, 2005, the Independent Committee of the Board of Directors turned over the results of its investigation to the SEC. We intend to continue to fully cooperate with the SEC in its investigation.

Prosper, Inc. Complaint

Subsequent to the disposition by the Company of certain of its assets, liabilities, and operations related to its wholly owned EPMG, Inc. subsidiary (“EPMG”) in July 2004, the former principals, under the new name of Prosper, Inc. filed a complaint that seeks a refund to the benefit of Prosper of certain accrued reserves remaining in EPMG amounting to approximately $570,000. These reserves were accrued under contracts with former vendors of EPMG and are recorded as accounts payable and accrued expenses in the accompanying consolidated balance sheet as of September 30, 2006. Under the EPMG Settlement Agreement, we agreed to pay certain reserves potentially owing to third-party vendors upon specified conditions. The lawsuit alleges that we have breached the obligation to pay these reserves, but we contest that the conditions for these payments have been satisfied and/or contest the amounts and payees of the payments that are alleged to be owed by us.

Although we believe that these allegations do not have any merit, if Prosper, Inc. were to prevail in its complaint there would be serious negative financial consequences resulting from utilization of our cash reserves. Moreover, such an action could divert management’s time and efforts away from the business of the Company.

Kansas City Explorers Complaint

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of November 8, 2006, the Company issued $1,107,500 in convertible promissory notes. These notes have a term of six months, are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described), and have 20% warrant coverage at a strike price of $0.05. Proceeds from the issuance of such notes were used for general working capital and capital expenditures.

On September 12, 2006, the Company issued 523,811 shares of its common stock with a fair market value of $57,619 for consulting services for September, October and November of 2006.

On September 18, 2006, the Company issued 63,462 shares of its common stock with a fair market value of $8,250 for legal services for September and October of 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Software Technologies, Inc.

Date: November 20, 2006	By:	/s/ Anthony F. Zalenski
Anthony F. Zalenski
Chairman of the Board, Chief Executive Officer

Date: November 20, 2006	By:	/s/ Christopher J. Floyd
Christopher J. Floyd
Chief Financial Officer, Vice President of Finance, and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.