Form 10QSB
period 2006-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2007-02-14
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-1084047

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-4691878 (I.R.S. Employer Identification No.)

3998 FAU Blvd., Bldg 1-210, Boca Raton FL (Address of Principal Executive Offices)	33431 (Zip Code)

(561) 417-7250 (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

There were 72,531,581 shares of common stock, $0.001 par value, outstanding as of February 14, 2007

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
FORM 10-QSB

QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet as of December 31, 2006 (unaudited)	1

	Consolidated Statements of Operations for the three and nine months
	Ended December 31, 2006 and 2005 and for the period from inception
	(January 12, 2005) through December 31, 2006 (unaudited)	2

	Consolidated Statements of Cash Flows for the nine months
	Ended December 31, 2006 and 2005 and for the period from inception
	(January 12, 2005) through December 31, 2006 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
December 31, 2006
(UNAUDITED)

(Unaudited)
December 31,
2006

ASSETS

CURRENT ASSETS
Cash	$866,918
Prepaid expenses and other current assets	39,923
Deferred financing costs	152,156
Total current assets	1,058,996
PROPERTY AND EQUIPMENT, NET	125,390
DEPOSITS	17,400
Total assets	$1,201,786

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$750,088
Accrued officer salary and expenses	60,500
Customer deposits	2,940
Notes payable	30,000
Convertible debentures	800,337
Derivative financial instruments	2,894,455
Total current liabilities	4,538,320

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, 25,000,000 shares authorized, $1.00 stated value
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	450,000
Common stock - authorized, 100,000,000 shares of $.001 par
value; issued and outstanding, 72,531,581 shares	72,532
Additional paid-in capital	14,771
Deficit accumulated during the development stage	(3,873,836)
Total stockholders' (deficit)	(3,336,534)
Total liabilities and stockholders' (deficit)	$1,201,786

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Since Inception
	For the Three Months		For the Nine Months		(January 12, 2005)
	Ended December 31,		Ended December 31,		Through
					December 31,
	2006	2005	2006	2005	2006
REVENUE	20,770	-	59,437	-	59,437

COST OF REVENUE	22,402	-	58,967	-	58,967

GROSS PROFIT	(1,631)	-	470	-	470

OPERATING EXPENSES
General and administrative	537,179	185,961	1,791,913	215,510	2,265,455
Total operating expenses	537,179	185,961	1,791,913	215,510	2,265,455

(LOSS) FROM OPERATIONS	(538,811)	(185,961)	(1,791,443)	(215,510)	(2,264,985)

OTHER INCOME (EXPENSE) NET
Other income	23,165	-	32,145	-	32,145
Derivative income (expense)	(1,045,818)	-	(1,056,398)	-	(1,056,398)
Interest (expense)	(361,435)	-	(571,150)	-	(584,959)
Interest income, deposits	317	-	361	-	361
OTHER INCOME (EXPENSE) NET	(1,383,772)	-	(1,595,042)	-	(1,608,851)

(LOSS) BEFORE INCOME TAXES	(1,922,583)	(185,961)	(3,386,485)	(215,510)	(3,873,836)

INCOME TAXES	-	-	-	-	-

NET (LOSS)	(1,922,583)	(185,961)	(3,386,485)	(215,510)	(3,873,836)

UNDECLARED PREFERRED
STOCK DIVIDENDS	-	-	-	-	-

(LOSS) APPLICABLE
TO COMMON STOCKHOLDERS	$(1,922,583)	$(185,961)	$(3,386,485)	$(215,510)	$(3,873,836)

BASIC AND DILUTED
(LOSS) PER COMMON SHARE	$(0.03)		$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN BASIC AND
DILUTED PER SHARE CALCULATION	72,473,638		67,265,237

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Since Inception
			(January 12, 2005)
	For the Nine Months		Through
	Ended December 31,		December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,424,383)	$(215,510)	$(2,911,734)
Adjustments to reconcile net (loss) to			-
net cash flows from operating activities			-
Depreciation and amortization	32,248	-	32,326
Stock and options based compensation	726,528	-	973,484
Services paid in stock	(881,795)	-	(728,637)
Amortization of convertible debt discount	495,503	-	495,503
Derivative loss	1,056,398	-	1,056,398
Amortization of deferred financing costs	72,444	-	72,444
Net change in operating assets and liabilities
Account receivables	-	-	-
Prepaid expenses and other current assets	(17,722)	(500)	(29,123)
Deposits	16,350	-	(16,400)
Accounts payable and accrued expenses	(36,600)	14,336	(32,344)
Customer deposits	2,940	-	2,940
Net cash flows from operating activities	(958,089)	(26,559)	(1,085,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(145,824)	-	(150,510)
Increase in deferred financing costs	(166,200)	-	(166,200)
Net cash flows from investing activities	(312,024)	-	(316,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	372,114	180,970	489,122
Proceeds from convertible debentures	1,707,500		1,707,500
Stock issued for cash	-	21,000	21,000
Cash acquired in the reverse acquisition of Innovative	51,148	-	51,148
Net cash flows from financing activities	2,130,762	26,855	2,268,770
-
NET INCREASE IN CASH	860,649	296	866,918

CASH AT BEGINNING OF PERIOD	6,269	-	-

CASH AT END OF PERIOD	$866,918	$296	$866,918

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for acquisition	$440,000	$-	$440,000
Issuance of common stock for debt repayment	$183,115	$-	$183,115

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    Basis Of Presentation and Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition as of December 31, 2006, and the results of its operations for the three and nine months ended December 31, 2006, and December 31, 2005, and the cash flows for the nine months ended December 31, 2006, and December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2005 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as well as the Company’s report on Form 8-K filed June 30, 2006, reporting the acquisition of AcXess, Inc., described below. Operating results for the three and nine month periods ended December 31, 2006, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

On June 26, 2006, Innovative Software Technologies, Inc., a California corporation (“Innovative”), completed the acquisition of AcXess, Inc., a Florida corporation (“AcXess”), in a stock exchange transaction (the “Transaction”) pursuant to a Stock Exchange Agreement by and between Innovative, AcXess, the Shareholders of AcXess, and Anthony F. Zalenski, acting as the Shareholder’s Agent (the “Exchange Agreement”). As a result of the Transaction, AcXess became a wholly owned subsidiary of Innovative. Following FAS 141, as governing and operating control of the combined entity was under Mr. Zalenski, AcXess is deemed to be the purchaser in the Transaction for financial reporting purposes. Therefore, reverse acquisition accounting applies whereby AcXess is deemed to have issued its common stock for the net assets or liabilities of Innovative accompanied by a recapitalization of AcXess. For accounting purposes, AcXess is treated as the continuing reporting entity. The fiscal year end of AcXess is March 31.

The accompanying unaudited consolidated financial statements present the accounts of Innovative and its wholly owned subsidiaries, AcXess, Inc., Softsale, Inc. and EPMG, Inc. (collectively, the “Company”). All intercompany balances and significant transactions have been eliminated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $3,873,836 from inception (January 12, 2005) through December 31, 2006, and has working capital and stockholder deficits of $3,479,324 and $3,336,534, respectively, at December 31, 2006. In addition, the Company currently has minimal revenue generating operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Management has raised funds for operations totaling $2,107,500 as of December 31, 2006, from the issuance of convertible notes and debentures (see Note 6 below) and intends to continue to seek debt and/or equity financing to fund operations and the execution of its business plan. However, there can be no assurance that the Company will be successful in raising the funds necessary to remain a going concern.

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

Between September 18, 2006, and November 18, 2006, Innovative issued 174,519 shares of its common stock with a fair market value of $22,687 for legal services for September, October and November of 2006.

(5)    Commitments, Concentrations and Contingencies

(a)    Leases:

The Company had no capital leases as of December 31, 2006.

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

Rent expense under all operating leases for the three month periods ended December 31, 2006, and 2005, was $26,779 and $-0- respectively. Rent expense under all operating leases for the nine month periods ended December 31, 2006, and 2005, was $71,534 and $-0- respectively. In December 2004 our former subsidiary Triad Media, Inc. entered into a lease for approximately 3,606 square feet in Kansas City, Missouri with a term beginning February 1, 2005 and ending January 31, 2010 and a base rent of $3,756 per month which the Company guaranteed on behalf of Triad Media, Inc. Following the sale of Triad Media in April 2005, the Company accrued for this potential liability which accrual amounted to $59,892 at December 31, 2005. On February 28, 2006, the Company was informed that Triad Media, Inc. had abandoned the premises. In July 2006 we reached an agreement with the landlord to end the lease for a total of approximately $33,000 payable with a payment of $10,000 at signing, and the remaining balance payable over 5 months. As of December 31, 2006, the Company had satisfied its obligation regarding the lease and there was no remaining balance due.

(b)    SEC Investigation:

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

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)    Litigation:

The Company is a defendant in a lawsuit in the Circuit Court of Platte County, Missouri, “Kansas City Explorers vs. Innovative Software” Case no. 04CV82050 in which the claimant is seeking money for advertising which it alleges is still due, and have alleged damages of $50,028. The claimant has been court ordered to produce answers to certain discovery requests of the Company which they have failed to produce. Management intends to aggressively defend the claim based upon the lack of contract between the parties, lack of proof of damages, as well as minimal proof of advertising services actually performed for Company products and services, and other legal and equitable defenses.

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

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. If the convertible debt or equity instruments are not considered to be "conventional", then the existence of the potential cash penalties under the related registration rights agreement requires that the embedded conversion option be accounted for as a derivative instrument liability. Similarly, the potential cash penalties under the related registration rights agreement may require us to account for the freestanding options and warrants as derivative instrument liabilities, rather than as equity. In addition, when the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the Company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative instrument liability.

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

When freestanding options or warrants are issued in connection with the issuance of convertible debt or equity instruments and will be accounted for as derivative instrument liabilities (rather than as equity), the total proceeds received are first allocated to the fair value of those freestanding instruments. When the freestanding options or warrants are to be accounted for as equity instruments, the proceeds are allocated between the convertible instrument and those derivative equity instruments, based on their relative fair values. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of December 31, 2006 $2,894,454 of derivative financial instruments have been classified as current liabilities.

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes (the “Notes”) to accredited investors. These notes have a term of six months, are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described). In addition, each note is issued with warrants to purchase Innovative common stock at a strike price of $0.05 per share. The number of warrants granted is determined by multiplying the face value of each note issued by four. In October the Board of Directors of the Company approved an increase in the amount to be raised under this financing to $1,500,000. A total of $1,107,500 had been raised as of November 10, 2006, when the Company closed the round. As of February 14, 2007, the Company was in default on eight of these notes totaling a principal amount of $280,000 as the term of these notes had passed. In the event of a default resulting from the Company's non-payment of principal or interest when due, the note holder may declare all unpaid principal and accrued interest due and payable immediately. The Company has received no notice from any note holder and is currently in the process of renegotiating the terms of its convertible promissory notes; however there can be no assurance that such negotiations will be successful.

On December 22, 2006, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”) for the sale of $1,000,000 Convertible Debentures (the “Debentures”). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock (“Long-Term Warrants”) exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock (“Short Term Warrants”) exercisable at $0.143 per share. The Long Term Warrants and the Short Term Warrants are exercisable for a period four years from the date of issuance and the earlier of (i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the Commission (the “Initial Exercise Date”) and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively.

The Debentures bear interest at 4% until June 22, 2007 and 9% thereafter, payable in arrears and mature three years from the date of issuance. Accrued interest will be payable in cash semi-annually, beginning on January 1, 2007.

Warrants have been accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (EITF 00-19). Accordingly, the initial fair values of the warrants, amounting to an aggregate of $82,239 relating to the issuance of the Notes, and $964,286 relating to the issuance of the Debentures, were recorded as a derivative instrument liability. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the dates the Warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the Warrants, expected volatility of 114% and the five year life of the Warrants. Since we have a limited trading history in terms of both time and trading levels, we have computed our stock-price volatility percentages that are used in our valuation assumptions using weighting methodologies applied to both company and peer-company historical volatilities. The Company is required to re-measure the fair value of the warrants at each reporting period.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Because the conversion price of the Notes is not fixed, the Convertible Notes are not “conventional convertible debt” as that term is used in EITF 00-19. Accordingly, the Company is required to bifurcate and account separately for the embedded conversion options, together with any other derivative instruments embedded in the Convertible Notes. The Debenture is a hybrid instrument that embodies several derivative features. The instrument is not afforded the “conventional” convertible exemption because of certain full-ratchet anti-dilution protections afforded the investors. Further, certain derivative features did not meet the conditions for equity classification set forth in EITF 00-19. As a result, the Company has combined all embedded derivatives into one compound derivative financial instrument for financial accounting and reporting..

The freestanding warrants issued with the Debenture are also hybrid instruments that embody derivative features. While bifurcation of the embedded derivatives was not required, the warrants did not otherwise meet all of the conditions for equity classification set forth in EITF 00-19. As a result, the Company has recorded the warrants as derivative liabilities at fair value.

The conversion option related to each Convertible Note was bifurcated from the Convertible Note and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion options which were valued using the Flexible Monte Carlo Simulation methodology, were recorded at their initial fair value of an aggregate of $801,911.

The discount from the face amount of the Convertible Notes represented by the value assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of each Convertible Note, using the effective interest method. Amortization for the three and nine month periods ended December 31, 2006, was $315,867 and $485,503, respectively.

A summary of the Convertible Notes and derivative instrument liabilities at December 31, 2006, is as follows:

Convertible Notes; 12% per annum; due December 15, 2006, though April 24, 2007	$1,107,500
Less: unamortized discount related to warrants and bifurcated embedded derivative instruments	(317,163)
Total carrying value at December 31, 2006	$790,337

The conversion option related to the Debenture was bifurcated from the Debenture and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion option which was valued using the Flexible Monte Carlo Simulation methodology, was recorded at its initial fair value of an aggregate of $553,466.

The discount from the face amount of the Debenture represented by the value assigned to the Warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Debenture, using the effective interest method. Amortization for the three and nine month periods ended December 31, 2006, was $10,000 and $10,000, respectively.

A summary of the Debenture and related derivative instrument liabilities at December 31, 2006, is as follows:

Debenture; 4% per annum (increasing to 9% per annum in July 2007); due December 22, 2009	$1,000,000
Less: unamortized discount related to warrants and bifurcated embedded derivative instruments	(990,000)
Total carrying value at December 31, 2006	$10,000

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative financial instrument liabilities

We use the Black-Scholes valuation model to value the warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at December 31, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Convertible Notes. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the conversion options and warrants has been estimated at 114%. Since we have a limited trading history in terms of both time and trading levels, we have computed our stock-price volatility percentages that are used in our valuation assumptions using weighting methodologies applied to both company and peer-company historical volatilities. The risk-free rates of return used were based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the conversion options or warrants.

At December 31, 2006, the following derivative liabilities related to common stock warrants and embedded derivative instruments were outstanding as a result of the issuance of the Notes:

			Exercise	Value	Value
			Price Per	Issue	December 31,
Issue Dates	Expiry Dates		Share	Date	2006

May 22, through	May 22, through	1,600,000
October 26, 2006	October 26, 2011	warrants	$0.05	$82,239	$103,317

Fair value of freestanding derivative instrument liabilities for warrants					$103,317

May 22, through	May 22, through
October 26, 2006	October 26, 2011			$801,911	$1,024,179

Fair value of bifurcated embedded derivative instrument
liabilities associated with the above convertible notes					$1,024,179

Total derivative financial instruments					$1,127,496

The following table reflects the number of common shares into which the aforementioned derivatives resulting from the issuance of Notes are indexed at December 31, 2006:

Common shares indexed:
Embedded derivative instruments	15,821,429
Freestanding derivatives (warrants)	4,430,000
20,251,429

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At December 31, 2006, the following derivative liabilities related to common stock warrants and embedded derivative instruments were outstanding as a result of the issuance of the Debenture:

			Exercise	Value	Value
			Price Per	Issue	December 31,
Issue Dates	Expiry Dates		Share	Date	2006

December 22, 2006	October 26, 2011	10,714,285	$0.05	$964,286	$1,048,929
		warrants

Fair value of freestanding derivative instrument liabilities for warrants					$1,048,929

May 22, through	May 22, through
October 26, 2006	October 26, 2011			$553,466	$718,031

Fair value of bifurcated embedded derivative instrument
liabilities associated with the above convertible notes					$718,031

Total derivative financial instruments					$1,766,960

The following table reflects the number of common shares into which the aforementioned derivatives resulting from the issuance of the Debenture are indexed at December 31, 2006:

Common shares indexed:
Embedded derivative instruments	9,314,331
Freestanding derivatives (warrants)	10,714,285
20,028,617

(8)    Subsequent Events

Subsequent to the disposition by us of certain of its assets, liabilities, and operations related to our wholly owned subsidiary EPMG, Inc., in July 2004, the former principals, under the new name of Prosper, Inc. filed a complaint that seeks a refund to the benefit of Prosper of certain accrued reserves remaining in EPMG amounting to approximately $570,000. These reserves were accrued under contracts with former vendors of EPMG and are recorded as accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2006. Under the EPMG Settlement Agreement, we agreed to pay certain reserves potentially owing to third-party vendors upon specified conditions. The lawsuit alleges that we have breached the obligation to pay these reserves, but we contest that the conditions for these payments have been satisfied and/or contest the amounts and payees of the payments that are alleged to be owed by us.

On February 6, 2007, we entered into a Settlement Agreement and Mutual Release with Prosper, Inc. pursuant to which we agreed to pay Prosper, Inc. $10,000 in consideration for our release and dismissal of this action.

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

Overview

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three and nine months ended December 31, 2006, and 2005. Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

Acquisition of AcXess, Inc.

On June 26, 2006, the Company completed the acquisition of AcXess, Inc., a Florida corporation (“AcXess”), in a stock exchange transaction (the “Transaction”) pursuant to a Stock Exchange Agreement by and between Innovative, AcXess, the Shareholders of AcXess, and Anthony F. Zalenski, acting as the Shareholder’s Agent (the “Exchange Agreement”). As a result of the Transaction, AcXess became a wholly owned subsidiary of the Company. Following FAS 141, as governing and operating control of the combined entity was under Mr. Zalenski, AcXess is deemed to be the purchaser in the Transaction for financial reporting purposes. Therefore, reverse acquisition accounting applies whereby AcXess is deemed to have issued its common stock for the net assets or liabilities of Innovative accompanied by a recapitalization of AcXess. For accounting purposes, AcXess is treated as the continuing reporting entity.

AcXess was formed to provide Business Continuity (“BC”) products and services to the Small and Medium Enterprise (“SME”) market. “Business Continuity” products and services are an advanced form of disaster recovery solutions for electronic data backup wherein the data and/or applications are available upon failure through means of connectivity to remote server locations. Management believes that the North American SME market for BC services (defined as companies with 50 to 5,000 employees) is underserved and that various technologies have matured to a point where the SME market can now be supplied robust BC services which were previously only available to large corporations and at substantial cost.

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

Results of Operations

Three and nine months ended December 31, 2006, compared to the three and nine months ended December 31, 2005.

Revenues

Revenues for the three months ended December 31, 2006, and 2005 were $20,770 and $-0-, respectively. Revenues for the nine months ended December 31, 2006, and 2005 were $59,437 and $-0-, respectively. The minimal amount of revenue reflects the startup nature of the Company.

Cost of Sales and Margins

Cost of sales for the three months ended December 31, 2006, and 2005 were $22,402 and $-0-, respectively. Cost of sales for the nine months ended December 31, 2006, and 2005 were $58,967 and $-0-, respectively. Cost of sales comprise primarily network charges for the periods.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2006, and 2005 were $537,179 and $185,961, respectively. General and administrative expenses for the nine months ended December 31, 2006, and 2005 were $1,791,913 and $215,510, respectively. General and administrative expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses. The increase in general and administrative expenses is due primarily to the increase in number of employees and concomitant salaries and wages, increased professional fees due to increased accounting, legal and consulting requirements, and increased marketing and travel expenses due to attending trade shows.

Other Income (Expense)

Other income (expense), for the three months ended December 31, 2006, and 2005 were ($1,383,772) and $-0-, respectively. Other income (expense), for the nine months ended December 31, 2006, and 2005 were ($1,595,042) and $-0-, respectively. Other expense for the periods comprise primarily of interest expense and derivatives loss due to derivative liabilities (see Note 6 in the Notes to the Financial Statements) as well as other income due primarily from income recognized upon the favorable settlement of certain outstanding accounts payable.

Net Loss

Our net loss for the three months ended December 31, 2006, amounted to ($1,922,583) compared to a net loss of ($185,961) for the three month period ended December 31, 2005. Our net loss for the nine months ended December 31, 2006, amounted to ($3,386,485), compared to a net loss of ($215,510) for the nine month period ended December 31, 2005.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $3,873,836 from inception (January 12, 2005) through December 31, 2006, and has working capital and stockholder deficits of $3,479,324 and $3,336,534, respectively, at December 31, 2006. In addition, the Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, we expect to incur operating losses for the foreseeable future. As of December 31, 2006, we had cash amounting to $866,918. Our financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes to accredited investors. These notes have a term of six months, are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described). In addition, each note is issued with warrants to purchase Innovative common stock at a strike price of $0.05 per share. The number of warrants granted is determined by multiplying the face value of each note issued by four. In October the board of directors of the Company approved an increase in the limit of funding under these terms to $1,500,000. As of December 31, 2006, the Company had raised $1,107,500 under such notes.

On December 22, 2006, the Company entered into a securities purchase agreement (the “Agreement”) with an accredited investor (the “Investor”) for the sale of $1,000,000 Convertible Debentures (the “Debentures”). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock (“Long-Term Warrants”) exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock (“Short Term Warrants”) exercisable at $0.143 per share. The Long Term Warrants and the Short Term Warrants are exercisable for a period four years from the date of issuance and the earlier of (i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the Commission (the “Initial Exercise Date”) and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively.

The Debentures bear interest at 4% until June 22, 2007, and 9% thereafter, payable in arrears and mature three years from the date of issuance. Accrued interest will be payable in cash semi-annually, beginning on January 1, 2007.

At December 31, 2006, we had current liabilities of $4,538,320.

We have no material commitments for capital expenditures. Capital expenditures for the three and nine months ended December 31, 2006, amounted to $6,092 and $145,824, respectively.

Off Balance-Sheet Arrangements

The Company has no material off-balance sheet arrangements as of December 31, 2006.

Item 3. Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Except as disclosed below we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on business, financial condition, operating results, or cash flows.

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

Prosper, Inc. Complaint

Subsequent to the disposition by us of certain of its assets, liabilities, and operations related to our wholly owned subsidiary EPMG, Inc., in July 2004, the former principals, under the new name of Prosper, Inc. filed a complaint that seeks a refund to the benefit of Prosper of certain accrued reserves remaining in EPMG amounting to approximately $570,000. These reserves were accrued under contracts with former vendors of EPMG and are recorded as accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2006. Under the EPMG Settlement Agreement, we agreed to pay certain reserves potentially owing to third-party vendors upon specified conditions. The lawsuit alleges that we have breached the obligation to pay these reserves, but we contest that the conditions for these payments have been satisfied and/or contest the amounts and payees of the payments that are alleged to be owed by us.

On February 6, 2007, we entered into a Settlement Agreement and Mutual Release with Prosper Inc. pursuant to which we agreed to pay Prosper, Inc. $10,000 in consideration for our release.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 22, 2006, the Company entered into a securities purchase agreement (the “Agreement”) with an accredited investor (the “Investor”) for the sale of $1,000,000 Convertible Debentures (the “Debentures”). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock (“Long-Term Warrants”) exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock (“Short Term Warrants”) exercisable at $0.143 per share. The Long Term Warrants and the Short Term Warrants are exercisable for a period four years from the date of issuance and the earlier of (i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the Commission (the “Initial Exercise Date”) and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively.

The Debentures bear interest at 4% until June 22, 2007, and 9% thereafter, payable in arrears and mature three years from the date of issuance. Accrued interest will be payable in cash semi-annually, beginning on January 1, 2007.

As of November 8, 2006, the Company had issued $1,107,500 in convertible promissory notes. These notes have a term of six months, are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing as therein described. In addition, each note is issued with warrants to purchase Innovative common stock at a strike price of $0.05 per share. The number of warrants granted is determined by multiplying the face value of each note issued by four. Proceeds from the issuance of such notes were used for general working capital and capital expenditures.

On September 12, 2006, the Company issued 523,811 shares of its common stock with a fair market value of $57,619 for consulting services for September, October and November of 2006.

Between September 18, 2006, and November 18, 2006, Innovative issued 174,519 shares of its common stock with a fair market value of $22,687 for legal services for September, October and November of 2006.

Item 3. Defaults Upon Senior Securities

As of February 14, 2007, the Company was in default on eight convertible promissory notes totaling a principal amount of $280,000 as the term of these notes had passed. In the event of a default resulting from the Company's non-payment of principal or interest when due, the note holder may declare all unpaid principal and accrued interest due and payable immediately. The Company has received no notice from any note holder and is currently in the process of renegotiating the terms of its convertible promissory notes; however there can be no assurance that such negotiations will be successful.

Item 4. Submission of Matters to a Vote of Security Holders

On December 7, 2006, Shareholders holding a majority of the Company's outstanding common stock as of the record date of December 4, 2006, voted in favor of certain corporate matters consisting of the approval to (1) authorized the change the Company's legal name from Innovative Software Technologies, Inc. to AcXess, Inc.; (2) authorize an increase in the number of authorized shares of the Company's common stock from 100 million to 300 million; (3) authorize the filing of an amendment and restatement of the Company's Articles of Incorporation; and (4) authorize the adoption of the amended and restated Bylaws.

Item 5. Other Information

Not applicable

Item 6. Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Software Technologies, Inc.

Date: February 14, 2007	/s/ Philip D. Ellett
Philip D. Ellett Chief Executive Officer

Date: February 14, 2007	/s/ Christopher J. Floyd
Christopher J. Floyd Chief Financial Officer, Vice President of Finance, and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.