Form 10KSB
period 2007-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2007-07-13
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-KSB

(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2007

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE  EXCHANGE  ACT

                       COMMISSION FILE NUMBER: 000-1084047


                      INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                     ---------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                 CALIFORNIA                              95-4691878
                 ----------                              ----------
       (State or Other Jurisdiction                   (I.R.S. Employer
     of Incorporation or Organization)               Identification No.)

  911 Ranch Road 620 North, Austin, Texas                  78734
                                                           -----
  (Address of Principal Executive Offices)              (Zip Code)


                                 (813) 387 - 3304
                                -----------------
              (Registrant's Telephone Number, Including Area Code)

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

     State issuer's revenues for its most recent fiscal year: $124,575

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 12, 2007 was approximately $1,648,692. The registrant had issued and outstanding 73,174,979 shares of its common stock on July 12, 2007.

                                    CONTENTS
                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . .   1
ITEM 2.     PROPERTIES. . . . . . . . . . . . . . . . . . . . . .   8
ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . .   8
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .   9

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . .  10
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . .  13
ITEM 7.     FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . .  20
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . .  20
ITEM 8A.    CONTROLS AND PROCEDURES . . . . . . . . . . . . . . .  20
ITEM 8B.    OTHER INFORMATION . . . . . . . . . . . . . . . . . .  21

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS
            AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT . . . . . . . . . . . . . . . . .  22
ITEM 10.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . .  25
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT. . . . . . . . . . . . . . . . . . . . . .  27
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . .  29
ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  29
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . .  29

            SIGNATURES. . . . . . . . . . . . . . . . . . . . . .  30
            EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . .  31

     CAUTIONARY STATEMENTS ABOUT FORWARD LOOKING INFORMATION AND STATEMENTS

     Statements in this annual report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report and in other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

OVERVIEW
--------

We were incorporated in the State of California in May 1998 under the name "Innovative Software Technologies, Inc.". Immediately prior to the acquisition of AcXess, we had nominal assets and revenues and no business operations.

Innovative commenced business on April 16, 2001, when it acquired 100% of the outstanding common stock of Triad Media, Inc. ("Triad"), formerly known as Hackett Media, Inc. ("Hackett") in a share exchange transaction. The acquisition resulted in the owners of Hackett holding 90% of our outstanding capital stock and having effective operating control of the combined entity after the acquisition. As a result of this acquisition, our primary business consisted of Internet sales and marketing.

On December 31, 2001, we purchased all of the outstanding shares of Energy Professional Marketing Group, Inc. ("EPMG"), a technology marketing company based in Provo, Utah specializing in product fulfillment for outside vendors and technology and database marketing. In connection with the acquisition, we issued 1,500,000 and 3,529,412 of Series A preferred and common shares, respectively.
Following  the  purchase,  EPMG  became  our  wholly  owned  subsidiary.

On September 26, 2003, the former principals of EPMG alleged in writing that they were entitled to rescind the 2001 acquisition of EPMG. On July 2, 2004, we entered into a Settlement Agreement with the former principals of EPMG under the terms of which the former principals surrendered all of their 6,784,762 shares of common stock, 1,200,500 shares of Series A Preferred Stock, and 80,000 shares of Series B Preferred Stock, in exchange for certain assets and liabilities of EPMG. Subsequent to the settlement agreement, the former principals filed an action against us for breach of the Settlement Agreement related to certain reserve liabilities. On February 6, 2007, we entered into a Settlement Agreement and Mutual Release with Prosper, Inc. pursuant to which we agreed to pay Prosper, Inc. $10,000 in consideration for our release and dismissal of this action.

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

On April 20, 2005, we entered into a stock purchase agreement with Mr. Hackett for the sale to Mr. Hackett of all common shares of our subsidiary Triad in exchange for the surrender by Mr. Hackett of 4,935,015 shares of our common stock held by him. Since the transaction involves receipt of our common stock in exchange for the subsidiary, we recorded this transaction in April 2005 as an equity transaction.

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

For the remainder of the 2005 calendar year we had no business operations and sought to engage in a business combination with a company with operations. As a result of the sale of Triad we were no longer engaged in the development, marketing and delivery of business-type educational programs and also had no continuing involvement with the business of EPMG.

On June 26, 2006, we completed the acquisition of AcXess, Inc., a Florida corporation, in a stock exchange transaction pursuant to a Stock Exchange Agreement by and between us, AcXess, the Shareholders of AcXess, and Anthony F. Zalenski, acting as the Shareholder's Agent (the "Exchange Agreement"). As a result of the Transaction, AcXess became our wholly owned subsidiary.

MARKET  STRATEGY

We were formed to provide Business Continuity ("BC") products and services to the Small and Medium Enterprise ("SME") market. "Business Continuity" products and services are an advanced form of disaster recovery solutions for electronic data backup wherein the data and/or applications are available upon failure through means of connectivity to remote server locations. We believe that the North American SME market for BC services (defined as companies with 50 to 5,000 employees) is underserved. Furthermore, we believe that various technologies have matured to a point where the SME market can now be supplied with robust BC services which were previously only available to large corporations and at substantial cost.

The Company delivers its products and services through reseller channels including but not limited to Citrix resellers. Management has identified Citrix mid-market client companies as its initial target market in North America.

PRODUCTS/SERVICES

Our service offerings consist of business continuity and application availability services for single or multi-application small to medium enterprise-level hosted environments. The AcXess Application Continuity Xchange(TM) offers seamless web access to the mission critical applications that employees need during any IT downtime with their business. These mission critical business applications are backed up and mirrored in a secure data center with tier-one network backbone access. Application data and all relevant databases are replicated 24 hours a day, 7 days a week, 365 days a year. AcXess uses virtual server technology along with its intellectual property through the AcX Framework(TM), resulting in an inexpensive and efficient BC platform. We currently have one BC customer.

We provide high availability ("HA") hosted services for our key partners, Microsoft, Citrix and SAP.

Microsoft became a customer of AcXess in August 2006 using the AcX Framework for high availability applications used in on-demand and scheduled sales demonstrations to the public sector segment of its business (Federal State and Local governments as well as Universities and K-12). Due to the successful performance of AcXess and growing usage of the Microsoft sales team in daily sales activities, Microsoft has increased the capacity of the available concurrent users for the system and renewed and extended its contract with AcXess through August 2007.

Citrix became a customer of AcXess in October 2006 to host and manage its Dynamic Desktop Initiative (DDI) site in order to demonstrate the use of Citrix Technology for streaming virtual desktops to various types of corporate end users. The successful performance by AcXess has also resulted in an extended contract for services through the end of 2007.

SAP became a new customer of AcXess in January of 2007 using the AcX Framework for on-demand and scheduled demonstrations of its SME software package, SAP Business One, along with related CRM modules, and is marketing the system to its 3 rd party software partners for vertical market applications.

RESEARCH  AND  DEVELOPMENT

Our Application Continuity Xchange (TM) (AcX(TM)) technology platform has been in design and development since April 2005. We intend to continue to pursue R&D for continued development of new products and services. However, any future R&D will be dependent on our ability to raise funds via future financings (see "liquidity" below).

GOVERNMENT REGULATION

We expect to service customers that fall under both SOX and HIPPA compliance and, as such, have developed, and is currently developing, certain features and controls into our current AcX infrastructure design. In addition, our data center partner is fully SOX and HIPPA compliant.

COMPETITION

As a result of the overall market opportunity, companies have emerged to provide continuity services. The competitive landscape includes both multi-billion dollar multi-faceted professional services companies as well as emerging competitive carriers and regional VARs. Companies offering full enterprise level professional services include IBM and Sungard. Competitive carriers offering some function-specific level of continuity services such as telephony include Avaya. ASP's and software companies offering full time application hosting, or application specific hosting include Salesforce.com and Agility. Companies offering backup data storage services on tape and disk include Iron mountain, E-vault & Live vault. The principal competitive factors in the market include price, quality of service, breadth of service, customer service, applications supported, capacity, reliability and availability.

INTELLECTUAL PROPERTY

We have filed one patent entitled "System and Method for Providing Business Continuity Through Secure E-Mail" and intend to submit another patent within 60 days from the date of this report tentatively entitled "System and Method for Working in a Virtualized Computing Environment Through Secure Access". However, there can be no assurance that the Company will be able to obtain patent protection for any of its technology. We own the registered trademark "Down Proof Your Business" but have not filed trademark registrations for any other marks and may choose not to do so. All costs relating to intellectual property have been expensed in the period in which they were incurred.

CUSTOMERS

We signed our first customer agreement in May 2006 and currently have four customers.

SALES,  MARKETING,  DISTRIBUTION

Our sales and marketing efforts are primarily focused on increasing the size and number of contracts with Microsoft and Citrix in HA and the Citrix reseller channel for BC with an initial emphasis on North America. Business development for HA is done in-house.

To reach the Citrix reseller channel, we intend to hire experienced in-house personnel to identify, sign up, and train resellers. Then, BC territory managers will be responsible for coordination of Business Impact Analysis studies and other consulting services, pilot programs, and resulting BC service contracts. They will also be responsible for up-selling into each account as new services are made available.

INSURANCE  MATTERS

We carry general business liability, employer practices liability, and directors and officers liability insurance policies in place. We believe that our insurance program provides adequate coverage for all reasonable risks associated with operating our business.

EMPLOYEES

As of July 12, 2007, we employed a total of five employees in the following capacities: two in executive and administration, two in technical and operations, and one in sales and marketing. We are not a party to any collective bargaining agreements, no employees are represented by a labor union, and we believe we have good relations with our employees. At present, we expect to add between 10 and 20 employees over the next 12 months, primarily in sales and operations, to support our rollout of our business continuity services.

                                  RISK FACTORS

WE ARE A DEVELOPMENT STAGE COMPANY AND WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE AN INVESTMENT DECISION.

We have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

TO DATE WE HAVE HAD SIGNIFICANT OPERATING LOSSES, AND AN ACCUMULATED DEFICIT AND HAVE HAD LIMITED REVENUES AND DO NOT EXPECT TO BE PROFITABLE FOR AT LEAST THE FORESEEABLE FUTURE, AND CANNOT PREDICT WHEN WE MIGHT BECOME PROFITABLE, IF EVER.

We have been operating at a loss since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss for the year ended March 31, 2007 was $2,923,901 resulting in an accumulated deficit of $3,411,252. We had no revenue for the fiscal year ended March 31, 2006. Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated July 12, 2007, Mayer Hoffman McCann P.C. stated that our financial statements for the fiscal year ended March 31, 2007, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit.

ADDITIONAL FINANCING IS NECESSARY FOR THE IMPLEMENTATION OF OUR GROWTH STRATEGY.

We will require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our growth plans or cease operations. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

WE  MAY  BE  UNABLE  TO  MANAGE  OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

We may not be able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources.
If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

WE DO NOT HAVE PATENT PROTECTION ON OUR PROPRIETARY TECHNOLOGY AND RELY UPON TRADE SECRET PROTECTION TO PROTECT OUR INTELLECTUAL PROPERTY; IT MAY BE DIFFICULT AND COSTLY TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY NOT BE ABLE TO ENSURE THEIR PROTECTION.

At this time we do not have patent protection for our proprietary technology and therefore cannot rely on court action to protect our intellectual property. We have applied for one patent, however there can be no assurance a patent will be granted. Although management intends to apply for patents where applicable, we currently rely on trade secrets. Trade secrets are difficult to protect and while we use reasonable efforts to protect our trade secrets, we cannot assure that our employees, consultants, contractors or scientific advisors will not, unintentionally or willfully, disclose our trade secrets to competitors or other third parties. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If we are unable to defend our trade secrets from illegal use, or if our competitors develop equivalent knowledge, it could have a material adverse effect on our business.

Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors' offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.
Therefore, we may not be able to protect our proprietary rights against unauthorized third party use. Enforcing a claim that a third party illegally obtained and is using our trade secrets could be expensive and time consuming, and the outcome of such a claim is unpredictable. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect our future operating results.

POTENTIAL CLAIMS ALLEGING INFRINGEMENT OF THIRD PARTY'S INTELLECTUAL PROPERTY BY US COULD HARM OUR ABILITY TO COMPETE AND RESULT IN SIGNIFICANT EXPENSE TO US AND LOSS OF SIGNIFICANT RIGHTS.

From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, disrupt our relationships with our customers or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Royalty or licensing agreements, if required, may not be available on terms acceptable to us. If a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

WE LACK SALES, MARKETING AND DISTRIBUTION CAPABILITIES AND DEPEND ON THIRD PARTIES TO MARKET OUR SERVICES.

We have minimal personnel dedicated solely to sales and marketing of our services and therefore we must rely primarily upon third party distributors to market and sell our services. These third parties may not be able to market our product successfully or may not devote the time and resources to marketing our services that we require. We also rely upon third party carriers to distribute and deliver our services. As such, our deliveries are to a certain extent out of our control. If we choose to develop our own sales, marketing or distribution capabilities, we will need to build a marketing and sales force with technical expertise and with supporting distribution capabilities, which will require a substantial amount of management and financial resources that may not be available. If we or a third party are not able to adequately sell and distribute our product, our business will be materially harmed.

WE  MAY  FACE  PRODUCT  LIABILITY  FOR  THE  SERVICES  WE  PROVIDE.

Developing, marketing and sale of our products and services may subject us to product liability claims. We currently do not have insurance coverage against product liability risks. Although we intend to purchase such insurance, such insurance coverage may not be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a service, injury to our reputation, and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material to us.

IF WE ARE UNABLE TO ESTABLISH SUFFICIENT SALES AND MARKETING CAPABILITIES OR ENTER INTO AND MAINTAIN APPROPRIATE ARRANGEMENTS WITH THIRD PARTIES TO SELL, MARKET AND DISTRIBUTE OUR SERVICES, OUR BUSINESS WILL BE HARMED.

We have limited experience as a company in the sale, marketing and distribution of our products and services. We depend upon third parties to sell our product both in the United States and internationally. To achieve commercial success, we must develop sales and marketing capabilities and enter into and maintain successful arrangements with others to sell, market and distribute our products.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable. If our current or future partners do not perform adequately, or we are unable to locate or retain partners, as needed, in particular geographic areas or in particular markets, our ability to achieve our expected revenue growth rate will be harmed.

WE FACE COMPETITION IN OUR MARKETS FROM A NUMBER OF LARGE AND SMALL COMPANIES, SOME OF WHICH HAVE GREATER FINANCIAL, RESEARCH AND DEVELOPMENT, PRODUCTION AND OTHER RESOURCES THAN WE HAVE.

Our services face competition from services which may be used as an alternative or substitute therefore. In addition we compete with several large companies in the business continuity business. To the extent these companies, or new entrants into the market, offer comparable services at lower prices, our business could be adversely affected. Our competitors can be expected to continue to improve the design and performance of their products and services and to introduce new products and services with competitive performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position. See "Description of Business - Competition."

A  DOWNTURN  IN  ECONOMIC  CONDITIONS  COULD  ADVERSELY  AFFECT  OUR  BUSINESS.

The software industry historically has been subject to substantial cyclical variations, and our business typically relies upon the expenditure of corporate information technology spending. A significant downturn in the United States or global economy or any other uncertainties regarding future economic prospects could affect corporate information technology spending habits which would have a material adverse impact on our operations and financial results.

WE  ARE  DEPENDENT  UPON  KEY  PERSONNEL.

Our success is heavily dependent on the continued active participation of our current executive officers listed under "Management." Loss of the services of one or more of our officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the technology industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

WE  ARE  CONTROLLED  BY  CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal (5%) stockholders and their affiliates beneficially own approximately 38% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have substantial influence on the ability to control the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

WE CANNOT PREDICT THE IMPACT OF OUR PROPOSED MARKETING EFFORTS. IF THESE EFFORTS ARE UNSUCCESSFUL WE MAY NOT EARN ENOUGH REVENUE TO BECOME PROFITABLE.

Our success will depend on investing in marketing resources. Our proposed business plan includes considerable outsourcing of marketing as well as dependence on channel partners unaffiliated with the Company. Any marketing plans developed may include attending trade shows and making private demonstrations, advertising and promotional materials, advertising campaigns in both print and broadcast media, and advertising/promotion-related operations. We cannot give any assurance that these marketing efforts will be successful. If they are not, revenues may be insufficient to cover our fixed costs and we may not become profitable.

OUR  BUSINESS  MAY  BE  AFFECTED  BY  FACTORS  OUTSIDE  OF  OUR  CONTROL.

Our ability to increase sales, and to profitably distribute and sell our products and services, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE NOTES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit.

OUR COMMON STOCK TRADES IN A LIMITED PUBLIC MARKET, THE PINK SHEETS; ACCORDINGLY, INVESTORS FACE POSSIBLE VOLATILITY OF SHARE PRICE.

Our common stock is currently quoted on the Pink Sheets under the ticker symbol INIV.PK. As of July 12, 2007, there were approximately 73,174,979 shares of Common Stock outstanding.

There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory actions, patent or proprietary rights developments, and market conditions for penny stocks in general could have a material effect on the liquidity of our common stock and volatility of our stock price.

FLUCTUATIONS IN OUR OPERATING RESULTS AND ANNOUNCEMENTS AND DEVELOPMENTS CONCERNING OUR BUSINESS AFFECT OUR STOCK PRICE.

Our operating results are subject to numerous factors, including purchasing policies and requirements of our customers, our ability to grow through strategic acquisitions, and any expenses and capital expenditure which we incur in distributing products. These factors, along with other factors described under "Risk Factors" may affect our operating results and may result in fluctuations in our quarterly results all of which could affect our stock price or could result in volatility in our stock price.

OUR  COMMON  STOCK  WILL  BE  SUBJECT  TO  THE  "PENNY  STOCK" RULES OF THE SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

- that a broker or dealer approve a person's account for transactions in penny stocks; and

- the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- obtain financial information and investment experience objectives of the person; and

- make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- sets forth the basis on which the broker or dealer made the suitability determination; and

- that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

ITEM 2.     PROPERTIES

Our principal executive offices are located at 911 Ranch Road 620 North, Austin, Texas 78734. This office consists of approximately 340 square feet which we rent for $900 per month. The term of the lease is month to month with a 60 day notice period.

ITEM  3.     LEGAL  PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Except as disclosed below we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on business, financial condition or operating results.

SEC Investigation
-----------------

On June 24, 2003, the Securities and Exchange Commission ("SEC") issued a formal order of investigation, authorizing the investigation of certain securities matters. The SEC staff has taken the testimony of certain officers and previously management had voluntarily provided documents and information to the SEC staff in response to informal, non-public inquiries by the staff. On April 8, 2005, the Independent Committee of the Board of Directors turned over the results of its investigation to the SEC. On June 25, 2007, the SEC notified the Company that it had concluded the investigation as it relates to the Company and was not recommending any enforcement action.

Kansas City Explorers Complaint
-------------------------------

We are a defendant in a lawsuit in the Circuit Court of Platte County, Missouri, "Kansas City Explorers vs. Innovative Software" Case no. 04CV82050 in which the claimant is seeking money for advertising which it alleges is still due, and have alleged damages of $50,028. The claimant has been court ordered to produce answers to certain discovery requests of ours which they have failed to produce. Management intends to aggressively defend the claim based upon the lack of contract between the parties, lack of proof of damages, as well as minimal proof of advertising services actually performed for our products and services.

Bernard  F.  Mathaisel
----------------------
On June 14, 2007 the Company was served with a complaint from Bernard F. Mathaisel for breach of contract relating to an alleged consulting agreement with the company and breach of contract alleging failure to repay a convertible promissory note due plaintiff in the principal amount of $55,000. The Company disputes certain items in the complaint and intends to defend itself. It is not possible at this time to reasonably assess the outcome of this complaint or its impact on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our common stock is listed on the Pink Sheets under the symbol "INIV.PK". The high and the low trades for our shares for each quarter of actual trading were:

                                          High    Low
                                         ------  -----
YEAR ENDING DECEMBER 31, 2005:
  First Quarter                          $ 0.17   0.07
  Second Quarter                           0.12   0.04
  Third Quarter                            0.08   0.03
  Fourth Quarter                           0.08   0.01
YEAR ENDING DECEMBER 31, 2006:
  First Quarter                          $0.085  0.014
  Second Quarter                           0.07   0.03
  Third Quarter                            0.25   0.06
  Fourth Quarter                           0.18   0.08
YEAR ENDING DECEMBER 31, 2007:
  First Quarter                            0.13   0.05
  Second Quarter                         $ 0.05   0.03

The  closing  price  for  the common stock on July 12, 2007 was $0.03 per share.

HOLDERS

As of July 12, 2007, we had approximately 1,218 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701.

DIVIDENDS

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We have had minimal revenue and losses since inception. Our current policy is that if we were to generate revenue and earnings we would retain any earnings in order to finance our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended March 31, 2007.

                                                                               NUMBER OF
                                                                              SECURITIES
                                                                               REMAINING
                                    NUMBER OF                                AVAILABLE FOR
                                    SECURITIES                              FUTURE ISSUANCE
                                TO BE ISSUED UPON                            UNDER EQUITY
                                   EXERCISE OF                               COMPENSATION
                                   OUTSTANDING        WEIGHTED AVERAGE     PLANS (EXCLUDING
                                     OPTIONS,         EXERCISE PRICE OF       SECURITIES
                                   WARRANTS AND     OUTSTANDING OPTIONS,     REFLECTED IN
                                      RIGHTS         WARRANTS AND RIGHTS      COLUMN (A)
        PLAN CATEGORY                  (A)                   (B)                  (C)
------------------------------  ------------------  ---------------------  -----------------
EQUITY COMPENSATION PLANS
  APPROVED BY SECURITY HOLDERS                -0-                     -0-                -0-

EQUITY COMPENSATION
  PLANS NOT APPROVED
  BY SECURITY HOLDERS                  12,387,349                   $0.11          7,612,651

TOTAL                                  12,387,349                   $0.11          7,612,651

On August 9, 2006, our Board of Directors adopted the 2006 Innovative Software Technologies, Inc. Equity Incentive Plan which stipulated 20 million shares of common stock available for option grants. We intend to submit the plan for shareholder approval before August 8, 2007.

OPTIONS GRANTS IN LAST FISCAL YEAR

In the last fiscal year we granted a total of 12,387,349 options net of forfeitures of 1,596,000 options to purchase common stock under our 2006 Equity Incentive Plan. The options have a weighted average strike price of $0.11 and a term of ten years.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

There have been no options exercised in the last fiscal year.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The shares of stock issued in the following transactions were valued at the closing market price on the date of issue.

In June 2007, the Company issued 459,778 shares of its common stock for legal services for March, April and May of 2007.

In February 2007, the Company issued 183,620 shares of its common stock for legal services for December 2006, January 2007 and February 2007.

On December 22, 2006, the Company entered into a securities purchase agreement (the "Agreement") with an accredited investor (the "Investor") for the sale of $1,000,000 Convertible Debentures (the "Debentures"). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock ("Long-Term Warrants") exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock ("Short Term Warrants") exercisable at $0.143 per share. The Long Term Warrants and the Short Term Warrants are exercisable for a period four years from the date of issuance and the earlier of
(i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the Commission (the "Initial Exercise Date") and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively. The Debentures bear interest at 4% until June 22, 2007 and 9% thereafter, payable in arrears and mature three years from the date of issuance. Accrued interest will be payable in cash semi-annually, beginning on July 1, 2007.

As of November 8, 2006, the Company had issued $1,107,500 in convertible promissory notes. These notes have a term of six months, are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing as therein described. In addition, each note is issued with warrants to purchase Innovative common stock at a strike price of $0.05 per share. The number of warrants granted is determined by multiplying the face value of each note issued by four. The investors in this offering were granted piggyback registration rights with respect to the shares issuable upon the conversion of the notes or the exercise of the warrants in accordance with a registration rights agreement. Proceeds from the issuance of such notes were used for general working capital and capital expenditures.

On November 16, 2006, Innovative issued 174,519 shares of its common stock with a fair market value of $22,687 for legal services for September, October and November of 2006.

On September 12, 2006, the Company issued 523,811 shares of its common stock with a fair market value of $57,619 for consulting services for September, October and November of 2006.

On June 26, 2006, the Company completed the acquisition of AcXess in a stock exchange transaction pursuant to a Stock Exchange Agreement by and between Innovative, AcXess, the Shareholders of AcXess, and Anthony F. Zalenski, acting as the Shareholder's Agent. As a result of the Transaction, AcXess became a wholly owned subsidiary of the Company. Pursuant to the Exchange Agreement, the shareholders of AcXess exchanged 100% of the outstanding shares of capital stock of AcXess for an aggregate of 11,000,000 shares of common stock of the Company, $.001 par value per share. In conjunction with this acquisition, the Company also issued 4,377,872 shares of its common stock as payments totaling $175,115 to holders of certain promissory notes issued by AcXess.

* All of the above offerings and sales were deemed to be exempt under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

OVERVIEW

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the fiscal years ended March 31, 2007 and 2006. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

ACQUISITION  OF  ACXESS,  INC.

On June 26, 2006, we completed the acquisition of AcXess, Inc., a Florida corporation, in a stock exchange transaction (the "Transaction") pursuant to a Stock Exchange Agreement by and between us, AcXess, the Shareholders of AcXess, and Anthony F. Zalenski, acting as the Shareholder's Agent (the "Exchange
Agreement"). As a result of the Transaction, AcXess became a wholly owned subsidiary. Following FAS 141, as governing and operating control of the combined entity is under Mr. Zalenski, AcXess is deemed to be the purchaser in the Transaction for financial reporting purposes. Therefore, reverse acquisition accounting applies whereby AcXess is deemed to have issued its common stock for the net assets or liabilities of Innovative accompanied by a recapitalization of AcXess. For accounting purposes, AcXess is treated as the continuing reporting entity.

AcXess was formed to provide Business Continuity ("BC") products and services to the Small and Medium Enterprise ("SME") market. BC products and services are an advanced form of disaster recovery solutions for electronic data backup wherein the data and/or applications are available immediately upon failure through means of connectivity to remote server locations. Management believes that the North American SME market for BC services (defined as companies with 50 to 5,000 employees) is underserved and that various technologies have matured to a point where the SME market can now be supplied robust BC services which were previously only available to large corporations and at substantial cost.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Revenue  Recognition
--------------------

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Cash  and  Cash  Equivalents
----------------------------

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial  Instruments
----------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Offering  Costs
---------------

We defer costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated the costs are charged to operations during the period when the offering is terminated.

Net  Income  (Loss)  Per  Common  Share
---------------------------------------

We calculate net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property  and  Equipment
------------------------

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets, are expensed.

Depreciation and amortization are computed by using the straight-line method over the estimated useful lives of the assets.

Long  Lived  Assets
-------------------

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be an impairment, the Company measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the from the impaired assets.

Segment  Information
--------------------

We follow SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. We currently operate in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income  Taxes
-------------

We follow SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based  Compensation
-------------------------

Compensation expense related to the grant of equity instruments and stock-based awards to employees are accounted for using the fair value of such equity instruments recognizing expenses as services are performed following SFAS No. 123(R), "Accounting for Stock-Based Compensation", issued in December 2004 and effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

Impairment  of  Long-Lived  Assets
----------------------------------

We account for long-lived assets and goodwill in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

Recent  Pronouncements
----------------------

SFAS 155 - 'Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140'

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

SFAS 156 - 'Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140'

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

FASB  Interpretation  48  -  "Accounting  for  Uncertainty  in  Income  Taxes"

In June 2006, FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes", was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

This Interpretation is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is currently assessing the impact the adoption of FASB Interpretation 48 on its financial statements.

SFAS  157  -  "Fair  Value  Measurements"

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently accessing the impact the adoption of SFAS 157 will have on its consolidated financial position, results of operations or cash flows.

SFAS 158 - "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)"

In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers' balance sheets and to recognize changes in the funded status in the year the changes occur. The recognition provisions of SFAS 158 became effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on our financial statements.

SFAS  159  -  "The  Fair  Value  Option  for  Financial  Assets  and  Financial
Liabilities"

In February 2007, the FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.

SAB 108 - "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"

In  September  2006,  the  Securities  and  Exchange  Commission  issued  Staff
Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 was effective for the year ended March 31, 2007; however it did not have any impact on our financial statements.

RESULTS  OF  OPERATIONS

Fiscal year ended March 31, 2007, compared to the fiscal year ended March 31, 2006.

Revenues
--------

Revenues for the fiscal years ended March 31, 2007, and 2006 were $124,575 and $-0-, respectively, reflecting our startup nature. Revenue was due primarily to High Availability (HA) contracts with Microsoft and Citrix.

Cost  of  Sales  and  Margins
-----------------------------

Cost of sales for the fiscal years ended March 31, 2007, and 2006 were $85,756 and $-0-, respectively. Cost of sales primarily comprise network charges at our data site. Gross profit of $38,819 resulted in a gross profit margin of 31%.

General  and  Administrative  Expenses
--------------------------------------

General and administrative expenses for the fiscal years ended March 31, 2007, and 2006 were $2,000,418 and $473,542, respectively. General and administrative expenses consisted primarily of consulting and legal fees, rent, payroll, travel expenses, and other general and administrative expenses.

Commissions  and  Other  Selling  Expenses
------------------------------------------

Commissions and Other Selling Expenses for the fiscal years ended March 31, 2007, and 2006 were $12,500 and $-0-, respectively.

Other  Income  (Expense)
------------------------

Other income (expense), for the fiscal years ended March 31, 2007, and 2006, were ($949,802) and ($13,809), respectively. Other (expense) for fiscal year 2007 comprises primarily interest expense ($903,223) and derivatives expense ($101,678).

Net  Loss
---------

Our net loss for the fiscal years ended March 31, 2007, and 2006, amounted to ($2,923,901) and ($487,351), respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

The March 31, 2007 financial statements have been prepared assuming that we will continue as a going concern. However, we have incurred a loss of $3,411,252 from inception (January 12, 2005) through March 31, 2007, and have working capital and stockholder deficits of $3,369,266 and $3,093,007, respectively, at March 31, 2007. In addition, the Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, we expect to incur operating losses for the foreseeable future. In addition, we are in default on our convertible notes and are incurring liquidated damages of $667 per day in connection with convertible debentures (see Note 6 in the accompanying financial statements). Our financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Management intends to continue to finance operations through fundraising activities as well as to seek potential acquisitions that have positive cash flows; however there can be no assurance of successful fundraising or acquisition activity in the future. As of June 30, 2007, the Company had cash and equivalents of approximately $155,000.

In January 2006, our Board of Directors approved the raising of up to $1,000,000 via the issuance of promissory notes to accredited investors. These notes have a term of six months, are convertible into shares of our common stock at a 30% discount to a future Qualified Financing (as therein described), and have 20% warrant coverage at a strike price of $0.05 and an expiration of 5 years from the date of issuance. In October our board of directors approved an increase in the limit of funding under these terms to $1,500,000. As of December 31, 2006, we had raised $1,107,500 under such notes.

On December 22, 2006, the Company entered into a securities purchase agreement (the "Agreement") with an accredited investor (the "Investor") for the sale of $1,000,000 Convertible Debentures (the "Debentures"). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock ("Long-Term Warrants") exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock ("Short Term Warrants") exercisable at $0.143 per share. The Long Term Warrants and the Short Term Warrants are exercisable for a period four years from the date of issuance and the earlier of
(i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the Commission (the "Initial Exercise Date") and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively.

The Debentures bear interest at 4% until June 22, 2007, and 9% thereafter, payable in arrears and mature three years from the date of issuance. Accrued interest will be payable in cash semi-annually, beginning on July 1, 2007.

In February 2007 we entered into a master leasing arrangement with Gulf Pointe Capital, LLC for equipment purchases up to a total of $500,000 (see Contractual Obligations below).

At March 31, 2007, we had current liabilities of $3,826,054.

We have no material commitments for capital expenditures. Capital expenditures for the fiscal years ended March 31, 2007 and 2007, amounted to $168,641 and $4,686, respectively.

OFF  BALANCE-SHEET  ARRANGEMENTS

We  have  no  material  off-balance  sheet  arrangements  as  of March 31, 2007.

CONTRACTUAL  OBLIGATIONS

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the "Master Lease Agreement"). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.

The Master Lease Agreement calls for draws of a minimum of $100,000, a minimum term of 18 months and a maximum term of 36 months, and leasing factors based on term as follows:

18  Months  -  0.06476
24  Months  -  0.05090
30  Months  -  0.04263
36  Months  -  0.03716

The lease entered into in February 2007 has a lease factor of 0.0509 resulting in monthly payments of $6,363. The Company accounted for this lease as a capital lease.

In connection with the Master Lease Agreement, the Company agreed to issue five year warrants to the lender to purchase 1,350,000 shares of the Company's common stock at an exercise price of $0.18 per share. Ten percent (135,000) of the warrants vested upon execution of the Master Lease Agreement. The remaining 90% of the warrants vest as on a pro rata basis as the lender provides funding under the Master Lease Agreement. As such 303,750 warrants vested upon execution of the sale lease-back described above. The total number of warrants, 438,750, was valued using the Black-Scholes method and applied to the capital lease obligation in accordance with APB 14. This resulted in a decrease in capital lease obligation of $37,726 and a corresponding increase in additional paid-in capital.

ITEM 7.     FINANCIAL STATEMENTS

The financial statements begin on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 8, 2006, Lougheed, Scalfaro & Company LLC ("LSC") resigned as our independent registered public accounting firm.

LSC had not performed an audit of our financial statements prior to its resignation.

There have been no disagreements with LSC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LSC, would have caused it to make reference to the subject matter of the disagreement in a report. None of the events described in Item 304(a)(1)(iv)(B) of Regulation S-B has occurred with respect to LSC.

We provided to LSC the disclosure contained herein and requested LSC to furnish a letter addressed to the Commission stating whether it agrees with the statements made by us herein and, if not, stating the respects in which it does not agree. A letter from LSC incorporated herein by reference as Exhibit 16.1.

On October 27, 2006, our Board of Directors approved the dismissal of Stark Winter Schenkein & Co., LLP ("Stark") as our independent auditors for the Company and its subsidiaries.

Stark's reports on our financial statements as of and for the fiscal year ended March 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. Stark's report for the year ended March 31, 2006 was modified to include an emphasis regarding uncertainty about our ability to continue as a going concern.

There have been no disagreements with Stark on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stark, would have caused it to make reference to the subject matter of the disagreement in connection with its reports during the fiscal year ended December 31, 2005 and through October 26, 2006. None of the events described in Item
304(a)(1)(iv)(B)  of  Regulation  S-B  has  occurred  with  respect  to  Stark.

We provided to Stark the disclosure contained herein and requested Stark to furnish a letter addressed to the Commission stating whether it agrees with the statements made by us herein and, if not, stating the respects in which it does not agree. A letter from Stark is incorporated herein by reference as Exhibit 16.2.

ITEM  8A.     CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  disclosure  controls  and  procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes  in  internal  control  over  financial  reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  8B.     OTHER  INFORMATION

Bernard  F.  Mathaisel
----------------------
On June 14, 2007 the Company was served with a complaint from Bernard F. Mathaisel for breach of contract relating to an alleged consulting agreement with the company and breach of contract alleging failure to repay a convertible promissory note due plaintiff in the principal amount of $55,000. The Company disputes certain items in the complaint and intends to defend itself. It is not possible at this time to reasonably assess the outcome of this complaint or its impact on the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Below are the names and certain information regarding our executive officers and directors.

NAME                  AGE  POSITION
--------------------  ---  -------------------------------------
Philip D. Ellett       53  Chief Executive Officer and Director
Thomas J. Elowson      46  Chief Operating Officer
Christopher J. Floyd   44  Chief Financial Officer, Secretary
Traver Gruen-Kennedy   54  Chairman of the Board of Directors

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

Philip  Ellett,  Chief  Executive  Officer  and  Director
---------------------------------------------------------

Mr. Ellett has served as Chief Executive Officer, Director and Principal Executive Officer since December 2006. From September 2006 until December 2006, Mr. Ellett served as an executive consultant to us. From 2004 to the present, Mr. Ellett has served as a principal at Fontaine Builders, Inc., a construction and real estate development company. From 2002 to 2004, Mr. Ellett served as president and CEO of Realvue, Inc. (f/k/a/ Soft Mountain), a software developer. From 2001 to 2002, he served as Senior Vice President of Sales at Motive Computing, a software developer. From 2000 to 2001, Mr. Ellett was an investor and served as President and CEO of Netier, Inc. a manufacturer of thin client computers, which was subsequently sold to Wyse, Inc. From 1996 to 2000, Mr. Ellett held various positions with Ingram Micro, Inc., a computer products distributor, serving as President of Europe for three years and President of the Americas for the final year of his tenure. Mr. Ellett received his Higher
National Certificate in Electrical and Electronic Engineering in 1977 from Slough College of Technology in England.

Thomas  Elowson,  President  and  Chief  Operating  Officer
-----------------------------------------------------------

Mr. Elowson has served as our President and Chief Operating Officer since August 2006. From August 2004 to August 2006 Mr. Elowson served as an independent consultant in development of the company. From January 2004 to August 2004, Mr. Elowson served as President & COO of SecureCore AS, a smart card security consulting company. From March 2001 until January 2004, Mr. Elowson served as Executive Vice President of Sospita AS, a smartcard software technology company based in Oslo, Norway. As a co-founder of TeleComputing, Inc., from 1998 to 2001, he served as vice president on the executive team that raised $45 million for the U.S. launch of this world-leading ASP, and was responsible for developing the key partnerships with Microsoft, Compaq, MCI and Citrix. TeleComputing also achieved a successful IPO on the Oslo exchange during his time with the company. Mr. Elowson is also a founder of the ASP Industry Consortium, and served two terms on the Industry Board of Directors. Elowson has led teams to develop remote application hosting strategies for both business and consumers along with corporate growth strategies for major partnerships in the U.S., Europe and Asia.

Christopher  J.  Floyd,  Chief  Financial  Officer  and  Secretary
------------------------------------------------------------------

Mr. Floyd has served as Chief Financial Officer, Vice President of Finance, Secretary of the Board of Directors and Principal Financial and Accounting Officer since his appointment on August 4, 2004. From 2002 to the present, Mr. Floyd has also served as an advisor to Aspen Capital Partners, LLC. From 2002 to 2004 he served as President of Axim Consulting Group, Inc. During this time the Company was a client of Axim's and, for a period of ten months, Mr. Floyd performed tasks including negotiating with former officers of the Company, performing accounting and SEC filing work, and assisting in strategic planning and business development. From 2000 to 2002, Mr. Floyd was the co-founder and Chief Financial Officer for Comworxx, Inc., which developed and manufactured telematics products and services for the automotive industry. From 1998 to 2001, Mr. Floyd was the co-founder and served as Chief Financial Officer, Treasurer, and a director for Intelliworxx, Inc., a public company that designed and manufactured tablet computers and developed equipment training and maintenance software applications. From 1993 to 1998

Mr. Floyd worked in a variety of startup and turnaround situations both as a principal and as a consultant. Previously, Mr. Floyd worked for Ernst & Young in Berlin, Germany, performing both audit and consulting work, principally under privatization engagements for former East German enterprises. Mr. Floyd received his Master of Business Administration from the Wharton School of the University of Pennsylvania and his Bachelor of Science in Electrical Engineering from the University of South Florida.

Traver  Gruen-Kennedy,  Chairman
--------------------------------

Mr. Gruen-Kennedy has served as a member of our Board of Directors since October 2006 and has been Chairman since December 2006. Mr. Gruen-Kennedy has served as Vice President of DayJet Corporation from January 2006 to the present. From
March 1998 to Dec 2005, Mr. Gruen-Kennedy served in a variety of roles, including as Chief Strategist, at Citrix Systems. In June 2005 he was appointed by Florida governor Jeb Bush as Chairman of the Early Learning Coalition for Palm Beach County, an organization responsible for managing federal, state and local funds, for birth through pre-k education services. From 2004 to present, Mr. Gruen-Kennedy serves as Chair of Secure Florida, the official public-private partnership for statewide preparedness and mitigation of cyber-security and cyber-terrorism in the State of Florida. From its founding in February 2002 to present, Mr. Gruen-Kennedy serves as Chair of Mobile Enterprise Alliance, an organization focused on highlighting mobile success stories and business cases for enterprise users. From its founding in 2001 to present, Mr. Gruen-Kennedy serves as co-Chair of the Digital Development Partnership, a group which narrows the digital divide by optimizing the social and economic impact of information and communications technology initiatives for underserved communities and enabling global access to affordable application service provider computing capabilities. Mr. Kennedy was graduated in 1975 from Bowdoin C ollege in Brunswick Maine with AB music.

ELECTION  OF  DIRECTORS  AND  OFFICERS

Holders of our Common Stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors.

The Board of Directors will be elected at the annual meeting of the shareholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of shareholders and until the director's successor is elected and qualified. If a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, then the shareholders may fill the vacancy at the next annual meeting or at a special meeting called for the purpose, or the Board of Directors may fill such vacancy.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  REQUIREMENTS

Based solely upon the written representations of our executive officers and directors and upon copies of the reports that they have filed with the Securities and Exchange Commission ("SEC"), during the year ended March 31, 2007, our executive officers and directors filed with the SEC on a timely basis all required reports relating to transactions involving shares of our common stock beneficially owned by them except for the following: During the calendar year ended March 31, 2007, the following officers, directors and 10% stockholders were late in their filings: Mr. Dowling and Mr. Gruen-Kennedy were 65 days late in filing a Form 3, Mr. Ellett was 57 days late in filing a Form 3 and 40 days late in filing a Form 4, Mr. Elowson has not filed a Form 3.

COMMITTEES

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

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

DIRECTOR INDEPENDENCE

One of our directors, Traver Gruen-Kennedy, who also serves as our chairman, is an independent director, using the Nasdaq definition of independence as defined in rule 4200(a) (15) of the listing standards of the National Association of Securities Dealers. Mr. Ellett is not an independent director.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

---------------------  ----  ----------  ------  -------  --------  -------------  -------------  -------------  -----------
Name &                 Year  Salary ($)  Bonus   Stock    Option    Non-Equity     Change in     All Other       Total ($)
Principal Position                       ($)     Awards   Awards    Incentive      Pension       Compensation
                                                 ($)      ($)       Plan           Value         ($)
                                                                    Compensation   and Non-
                                                                    ($)            Qualified
                                                                                   Deferred
                                                                                   Compensation
                                                                                   Earnings ($)
---------------------  ----  ----------  ------  -------  --------  -------------  -------------  -------------  -----------
Philip Ellett, CEO,
  Principal Executive
  Officer              2007      28,000       0        0    86,412              0              0              0     114,412
---------------------  ----  ----------  ------  -------  --------  -------------  -------------  -------------  -----------
Anthony Zalenski,
  former CEO and
  Principal
  Executive Officer    2007      42,000       0        0         0              0              0              0      42,000
---------------------  ----  ----------  ------  -------  --------  -------------  -------------  -------------  -----------
Christopher J. Floyd,
  Chief
  Financial Officer    2007     104,500       0        0         0              0              0            800  105,300 (1)
---------------------  ----  ----------  ------  -------  --------  -------------  -------------  -------------  -----------
Thomas J. Elowson,
  President            2007      76,000                    356,014                                                  432,014
---------------------  ----  ----------  ------  -------  --------  -------------  -------------  -------------  -----------

(1) $41,500 of this amount has been accrued on the accompanying financial statements.

Outstanding Equity Awards at Fiscal Year-End Table.

----------------------------------------------------------------------------------  ----------------------------------------------
                                  Option Awards                                                    Stock Awards
----------------------------------------------------------------------------------  ----------------------------------------------
                                                                                                                       Equity
                                                                                                                       Incentive
                                                                                                                       Plan
                                                                                                                       Awards:
                                                                                                                       Market
                                                                                                                       or
                                                                                                         Equity        Payout
                                                                                               Market    Incentive     Value
                                             Equity                                            Value     Plan          of
                                             Incentive                              Number     of        Awards:       Unearned
                                             Plan                                   of         Shares    Number        Shares,
                                             Awards:                                Shares     or        of            Units
                Number        Number         Number                                 or         Units     Unearned      or
                of            of             of                                     Units      of        Shares,       Other
                Securities    Securities     Securities                             of         Stock     Units or      Rights
                Underlying    Underlying     Underlying                             Stock      That      Other Rights  That
                Unexercised   Unexercised    Unexercised    Option                  That Have  Have      That Have     Have
                Options       Options        Unearned       Exercise    Option      Not        Not       Not           Not
                (#)           (#)            Options        Price       Expiration  Vested     Vested    Vested        Vested
Name            Exercisable   Unexercisable  (#)            ($)         Date        (#)        ($)       (#)           ($)
-------------  -------------  --------------  ------------  ----------  ----------  ----------  -------  -------------  ----------
Philip
  Ellett           1,000,000       5,000,000           -0-  $     0.08  02/15/2017         -0-      -0-            -0-         -0-
-------------  -------------  --------------  ------------  ----------  ----------  ----------  -------  -------------  ----------
Thomas
  Elowson          5,978,349             -0-           -0-  $     0.13  08/08/2016         -0-      -0-            -0-         -0-
-------------  -------------  --------------  ------------  ----------  ----------  ----------  -------  -------------  ----------

COMPENSATION OF DIRECTORS

It is intended that each member of our board of directors who is not an employee (a "non-employee director") will receive an annual retainer in cash and/or shares of Common Stock or in options to purchase shares of Common Stock as determined by our board of directors and all directors will be reimbursed for costs and expenses related to attendance at meetings of the board of directors. The amount of this retainer has not yet been determined.

Our employee directors will not receive any additional compensation for serving on our board of directors or any committee of our board of directors, and our non-employee directors will not receive any compensation from us for their roles as directors other than the retainer, attendance fees and stock or stock option grants described above.

EMPLOYMENT AGREEMENTS

On February 16, 2007, we entered into an employment agreement with Philip Ellett, the Company's Chief Executive Officer. Pursuant to the terms of the agreement, the Company will employ Mr. Ellett until such time it terminates him. Mr. Ellett is to receive an annual base salary of $84,000 a year. Mr. Ellett is entitled to receive an increase to his base salary and receive certain bonuses if certain managed business objectives are met by the Company during the 2007 calendar year. Mr. Ellett also received 6,000,000 options to purchase common stock at a strike price of $0.08. The options vest according to the following schedule: (1) 1,000,000 vested upon approval of the Plan (2) the remaining 5,000,000 will begin vesting on January 31, 2008 at 138,889 per month, for a total of 36 months. The options with expire on February 16, 2017. Mr. Ellett's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Ellett will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

On August 9, 2006, we entered into an employment agreement with Thomas J. Elowson for the position of Chief Operating Officer and President. The contract has a term of three years, stipulates a minimum annual salary of $84,000, and has certain provisions regarding termination of employment with and without "cause" as therein defined. In addition, the employment contract provides for a signing bonus of $10,000 payable upon a fundraising event or series of related fundraising events wherein we raise a cumulative gross amount of at least $2 million. In connection with his employment agreement, we granted Mr. Elowson 5,978,349 options to purchase shares of our common stock. The options vest immediately and have an exercise price of $0.13 per share, the closing price on the Over the Counter Bulletin Board on August 9, 2006.

Effective August 1, 2004, we entered into an employment agreement with Christopher J. Floyd that provides for his employment as Chief Financial Officer, which agreement expires on August 1, 2007. Mr. Floyd has agreed in principle to modify his contract according to the recommendations of the compensation committee of the board, which committee has not yet been formed. Until such agreement is executed, Mr. Floyd will be paid an annual salary of $84,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of July 12, 2007, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

             Name and Address                         Amount       Percent
                 of Owner                            Owned (1)   of Class (2)
-------------------------------------------------  -----------  ------------
Traver Gruen-Kennedy
Chairman
38 Summer Street
Kennebunk, ME 04043                                    628,575         0.86%

Philip D. Ellett
Chief Executive Officer and Director
15900 Soleil Court
Austin, TX 78734                                       523,811         0.72%

Roderick A. Dowling
Director
3333 Peachtree Rd. NE - 10th Floor
Atlanta, GA 30326                                      523,811         0.72%

Thomas J. Elowson
President and Chief Operating Officer
3853 N. W. 5th Terrace
Boca Raton, FL 33431                                   905,809         8.70%

Christopher J. Floyd
Chief Financial Officer and Secretary
6516 Windjammer Place
Bradenton, FL 34202                                  6,956,874         9.51%

Helge Solberg
Chief Architect
c/o AcXess, Inc.
3998 FAU Blvd., Bldg. 1-210
Boca Raton, FL 33431                                 2,380,983         3.25%

Raymond Leitz
Chief Technology Officer
c/o AcXess, Inc.
3998 FAU Blvd., Bldg. 1-210
Boca Raton, FL 33431                                 1,190,500         1.63%

Terri R. Zalenski
4090 Northwest 24th Terr
Boca Raton, FL 33431                                 7,258,559         9.92%


Peter M. Peterson
1413 S Howard Avenue, #220
Tampa, FL 33606                                      7,156,874         9.78%

All Officers and Directors as a group (7 persons)   13,110,363        17.92%

(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.

(2) Based upon 73,174,979 shares of common stock outstanding as of July 12, 2007 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities within 60 days of July 12, 2007.

(3) Represents (i) 905,809 shares of common stock and (ii) 5,978,349 fully vested options to purchase common stock of the Company at a strike price of $0.13 and an expiration date of August 8, 2016.

(4)  Mrs.  Zalenski  is  the  wife  of  our  former chairman and CEO, Anthony F.
Zalenski.

(5) Mr. Peterson was the chairman and CEO of the Company from August 2004 through June 2006.

                       Name and Address         Amount       Percent
Title of Class            of Ownerr           Owned (1)d   of Class(2)
----------------  --------------------------  -----------  -----------
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

(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.
(2) Based upon 450,000 shares of Series A Preferred Stock outstanding as of July 12, 2007 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities within 60 days of July 12, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective August 1, 2004, we entered into an employment agreement with Peter Peterson that provided for his employment as Chief Executive Officer of the Company, which agreement was to expire on August 1, 2007. The agreement stipulated an annual base salary of $180,000 and an incentive compensation plan to be determined by the board. Mr. Peterson's employment agreement was mutually terminated by Mr. Peterson and the Company effective January 4, 2006. In lieu of paying Mr. Peterson's salary for January 2006 and the following 12 months thereafter as stipulated in the employment contract, we agreed to a one-time issuance to Mr. Peterson of 950,495 shares of common stock, payment of salary though January 2006, and health benefits to continue for the 2006 calendar year. Mr. Peterson retained the office of Chief Executive Officer until the date of our acquisition of AcXess.

ITEM 13.  EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

     The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-KSB.

ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES

AUDIT  FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $50,398 and $37,993, respectively, for the fiscal years ended March 31, 2007 and March 31, 2006.

AUDIT-RELATED  FEES

We did not incur any other fees for the years ended March 31, 2007 and March 31, 2006 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements that are not included in "Audit Fees".

TAX  FEES

The aggregate fees billed by our auditors for tax compliance matters were $-0-and $18,700 respectively, for the fiscal years ended March 31, 2007 and March 31, 2006.

ALL  OTHER  FEES

We did not incur any fees for other professional services rendered by our independent auditors during the fiscal years ended March 31, 2007 and March 31, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   --------------------------------------


Date:July 12, 2007                 By: /s/ Philip D. Ellett
------------------                 ---------------------------------------------
                                   Philip D. Ellett
                                   ----------------
                                   Chief Executive Officer
                                   (Principal Executive Officer)
                                   -----------------------------

Date:July 12, 2007                 By: /s/ Christopher J. Floyd
------------------                 ---------------------------------------------
                                   Christopher J. Floyd
                                   --------------------
                                   Chief Financial Officer (Principal
                                   Financial Officer and Principal
                                   Accounting Officer)
                                   -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report
--------------------------------------------------------------------------------
has been signed below by the following persons on behalf of the registrant and
------------------------------------------------------------------------------
in the capacities and on the dates indicated.
---------------------------------------------

Name                                           Position                        Date
----------------------------  -------------------------------------------  -------------

/s/ Philip D. Ellett          Chief Executive Officer                      July 12, 2007
----------------------------  -------------------------------------------  -------------
Philip D. Ellett              (Principal Executive Officer) and Director
----------------------------  -------------------------------------------


/s/ Christopher J. Floyd      Chief Financial Officer                      July 12, 2007
----------------------------  -------------------------------------------  -------------
Christopher J.Floyd           (Principal Financial Officer
----------------------------  -------------------------------------------
                              and Principal Accounting Officer)
                              -------------------------------------------


/s/ Traver Gruen-Kennedy      Chairman                                     July 12, 2007
----------------------------  -------------------------------------------  -------------
Traver Gruen-Kennedy
----------------------------


EXHIBIT
NUMBER                                                   DESCRIPTION OF EXHIBIT
-------  ----------------------------------------------------------------------------------------------------------------------
2.1      Stock Exchange Agreement by and between Innovative Software Technologies, Inc., AcXess, Inc., the Shareholders of
         AcXess, Inc., and Anthony F. Zalenski, acting as the Shareholder's Agent, dated as of June 26, 2006. (4)

3.1      Amendment to the Articles of Incorporation of Innovative Software Technologies, Inc.(1)

3.2      Articles of Incorporation of Innovative Software Technologies, Inc., as amended.(1)

3.3      Certificate of Designation of the Series A Preferred Stock of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K/A filed March 14, 2002).

3.4      Certificate of Designation of the Series B Preferred Stock of Innovative Software Technologies, Inc.(1)

3.5      By-laws of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit B to Amendment No. 1 to the
         Company's Information Statement on Schedule 14C filed with the Commission on January 11, 2007).

3.6      Certificate of Amendment to Articles of Incorporation filed on August 8, 2001 (9)

4.1      Specimen Certificate of Common Stock (incorporated by reference from Exhibit 4(a) to the Company's Annual Report on
         Form 10-KSB for the year ended December 31, 1999).

4.2      Form of Investor Certificate (6)

4.3      Form of Promissory Note, dated October 16, 2006 (6)

4.4      Form of Warrant, dated October 16, 2006 (6)

4.5      Form of Convertible Debenture, dated December 22, 2006 (7)

4.6      Form of Long Term Warrant, dated December 22, 2006 (7)

4.7      Form of Short Term Warrant, dated December 22, 2006 (7)

10.1     Director Indemnification Agreement dated August 14, 2003 between Innovative Software Technologies, Inc. and Peter M.
         Peterson(2)

10.2     Director Indemnification Agreement dated August 4, 2003 between Innovative Software Technologies, Inc. and William E.
         Leathem(2)

10.3     Employment Agreement dated August 1, 2004 between Innovative Software Technologies, Inc. and Christopher J. Floyd.(4)

10.4     Innovative Software Technologies Inc. 2006 Equity Incentive Plan (5)

10.5     Form of Stock Option Award under 2006 Equity Incentive Plan (5)

10.6     Employment Agreement by and between Anthony F. Zalenski and Innovative Software Technologies, Inc., dated as of
         August 9, 2006 (5)

10.7     Employment Agreement by and between Thomas J. Elowson and Innovative Software Technologies, Inc., dated as of
         August 9, 2006 (5)

10.8     Form of Registration Rights Agreement, dated as of October 16, 2006 (6)

10.9     Form of Securities Purchase Agreement, dated as of December 22, 2006 (7)

10.10    Form of Registration Rights Agreement, dated as of December 22, 2006(7)

10.11    Employment Agreement by and between Philip Ellett and Innovative Software Technologies, Inc., dated as of August 9,
         2006 (8)

16.1     Letter of Stark Winter Schenkein & Co., LLP, dated October 27, 2006 (incorporated by reference to Exhibit 16.1 to the
         Company's Current Report on Form 8-K filed with the SEC on October 31, 2006)

16.2     Letter of Lougheed, Scalfaro & Company LLC, dated February 8, 2006 (incorporated by reference to Exhibit 16.1 to the
         Company's Current Report on Form 8-K filed with the SEC on February 17, 2006)


21.1     List of Subsidiaries

31.1     Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number    Description
--------  --------------------------------------------------------------------------------------------------------------------------
(1)       Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended
          June 30, 2004 which bears the same exhibit number.

(2)       Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended
          September 30, 2004 which bears the same exhibit number.

(3)       Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended
          June 30, 2004 which bears exhibit number 10.1.

(4)       Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2006

(5)       Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 15,
          2006

(6)       Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 20,
          2006

(7)       Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 29,
          2006

(8)       Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 23,
          2007

(9)       Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended
          June 30, 2004 which bears the exhibit number 3.1.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page
                                                          ----
Report of Mayer Hoffman McCann P.C. . . . . . . . . . .   F-2

Report of Stark, Winter, Schenkein & Co. LLP. . . . . .   F-3

Consolidated Balance Sheet as of March 31, 2007 . . . .   F-4

Consolidated Statements of Operations for the
Years Ended March 31, 2007 and 2006 and the Period From
Inception (January 12, 2005) Through March 31, 2007 . .   F-5

Consolidated Statements of Stockholders' Equity
(Deficit) for the Years Ended March 31, 2007 and 2006
and the Period From Inception (January 12, 2005)
Through March 31, 2007. . . . . . . . . . . . . . . . .   F-6

Consolidated Statements of Cash Flow for the
Years Ended March 31, 2007 and 2006 and the Period From
Inception (January 12, 2005) Through March 31, 2007 . .   F-7

Notes to Consolidated Financial Statements. . . . . . .   F-8

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

To  the  Board  of  Directors

Innovative  Software  Technologies,  Inc.

We have audited the accompanying consolidated balance sheet of Innovative Software Technologies, Inc. as of March 31, 2007 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year ended March 31, 2007, and the period from inception (January 12, 2005) to March 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Software Technologies, Inc. as of March 31, 2007, and the results of its operations and its cash flows for the year ended March 31, 2007, and the period from inception (January 12, 2005) to March 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations since inception and has a significant working capital deficiency and stockholders' deficit at March 31, 2007. In addition, the Company is in default on its convertible notes and debentures and is incurring liquidating damages in connection with its convertible debentures. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Boca  Raton,  Florida
July  12,  2007

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM


Stockholders  and  Board  of  Directors
AcXess,  Inc.

We have audited the accompanying balance sheet of AcXess, Inc. (A Development Stage Company) as of March 31, 2006, and the related statements of operations, stockholders' (deficit) and cash flows for the period from inception (January 12, 2005) to March 31, 2005, the year ended March 31, 2006, and the period from inception (January 12, 2005) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AcXess, Inc. (A Development Stage Company) as of March 31, 2006, and results of its operations and its cash flows for the period from inception (January 12, 2005) to March 31, 2005, the year ended March 31, 2006, and the period from inception (January 12, 2005) to March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark  Winter  Schenkein  &  Co.,  LLP


Denver,  Colorado
June  23,  2006

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007

                                      ASSETS
CURRENT ASSETS
  Cash                                                                  $   440,648
  Accounts receivable                                                         8,995
  Prepaid expenses and other current assets                                   7,145
                                                                        ------------
    TOTAL CURRENT ASSETS                                                    456,788
PROPERTY AND EQUIPMENT, NET                                                 156,835
DEFERRED FINANCING COSTS                                                    136,222
DEPOSITS                                                                     35,257
                                                                        ------------
    TOTAL ASSETS                                                        $   785,102
                                                                        ============

                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 $   732,536
  Accrued officer salary and expenses                                        60,500
  Deferred gain on sale of fixed assets                                      10,633
  Current portion of capital lease obligation                                41,460
  Convertible notes and debentures                                        1,041,189
  Derivative financial instruments                                        1,939,736
                                                                        ------------
    TOTAL CURRENT LIABILITIES                                             3,826,054

CAPITAL LEASE OBLIGATION                                                     52,056
                                                                        ------------
    TOTAL LIABILITIES                                                     3,878,110
                                                                        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
  Preferred stock, 25,000,000 shares authorized, $1.00 stated value
    Series A, 1,500,000 shares authorized, 450,000 shares outstanding       450,000
    Series B, 3,000,000 shares authorized, none outstanding                       -
  Common stock - authorized, 100,000,000 shares of $.001 par
    value; issued and outstanding, 72,715,201 shares                         72,715
  Additional paid-in capital                                               (204,470)
  Deficit accumulated during the development stage                       (3,411,252)
                                                                        ------------
    TOTAL STOCKHOLDERS' (DEFICIT)                                        (3,093,007)
                                                                        ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                       $   785,102
                                                                        ============

                             See accompanying notes.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          SINCE INCEPTION
                                              FOR THE TWELVE MONTHS      (JANUARY 12, 2005)
                                                 ENDED MARCH 31,             THROUGH
                                           ---------------------------
                                                                             MARCH 31,
                                               2007           2006             2007
                                           -------------  ------------  -------------------
REVENUE
  High availability                        $    116,818   $         -   $          116,818
  Business continuity                             7,757             -                7,757
                                           -------------  ------------  -------------------
REVENUE                                         124,575             -              124,575

COST OF REVENUE
  High availability                              85,756             -               85,756
  Business continuity                                 -             -                    -
                                           -------------  ------------  -------------------
COST OF REVENUE                                  85,756             -               85,756
                                           -------------  ------------  -------------------

GROSS PROFIT                                     38,819             -               38,819
                                           -------------  ------------  -------------------

OPERATING EXPENSES
  General and administrative                  2,000,418       473,542            2,473,960
  Commissions and other selling expenses         12,500             -               12,500
                                           -------------  ------------  -------------------
    TOTAL OPERATING EXPENSES                  2,012,918       473,542            2,486,460
                                           -------------  ------------  -------------------

(LOSS) FROM OPERATIONS                       (1,974,099)     (473,542)          (2,447,641)
                                           -------------  ------------  -------------------

OTHER INCOME (EXPENSE) NET
  Other income                                   49,937             -               49,937
  Derivative (expense)                         (101,678)            -             (101,678)
  Interest (expense)                           (903,223)      (13,809)            (917,032)
  Interest income, deposits                       5,162             -                5,162
                                           -------------  ------------  -------------------
OTHER INCOME (EXPENSE) NET                     (949,802)      (13,809)            (963,611)
                                           -------------  ------------  -------------------

(LOSS) BEFORE INCOME TAXES                   (2,923,901)     (487,351)          (3,411,252)

INCOME TAXES                                          -             -                    -
                                           -------------  ------------  -------------------

NET (LOSS)                                 $ (2,923,901)  $  (487,351)  $       (3,411,252)
                                           =============  ============  ===================

UNDECLARED PREFERRED
STOCK DIVIDENDS                                 (13,500)            -              (13,500)
                                           -------------  ------------  -------------------

(LOSS) APPLICABLE
TO COMMON STOCKHOLDERS                     $ (2,937,401)  $  (487,351)  $       (3,424,752)
                                           =============  ============  ===================

BASIC AND DILUTED
(LOSS) PER COMMON SHARE                    $      (0.04)  $     (0.14)
                                           =============  ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN BASIC AND
DILUTED PER SHARE CALCULATION                68,582,401     3,528,220
                                           =============  ============

                             See accompanying notes.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED MARCH 31, 2007 AND 2006
     AND THE PERIOD FROM INCEPTION (JANUARY 12, 2005) THROUGH MARCH 31, 2007

                                                   COMMON STOCK             PREFERRED STOCK
                                        ----------------------------------  ----------------   ACCUMULATED
                                          SHARES      AMOUNT       APIC          AMOUNT          DEFICIT        TOTAL
                                        ----------  ----------  ----------  ----------------  -------------  ------------
BALANCE AT INCEPTION                             -  $       -   $       -   $              -  $          -   $         -

Founder's shares issued for cash
  at inception at $0.33 per share        3,000,000     10,000           -                  -             -        10,000
Common stock issued for
  cash at $0.05 per share                  220,000     11,000           -                  -             -        11,000
                                        ----------------------------------  ----------------  -------------  ------------
BALANCE AS OF MARCH 31, 2005             3,220,000     21,000           -                  -             -        21,000

Common stock issued to extinguish debt
  and interest at $0.05 per share          670,123     33,506                              -             -        33,506
Common stock issued as compensation
  at $0.05 per share                     3,829,882    191,494                              -             -       191,494
Net loss                                                                                          (487,351)     (487,351)
                                        ----------------------------------  ----------------  -------------  ------------
BALANCE AS OF MARCH 31, 2006             7,720,005    246,000           -                  -      (487,351)     (241,351)

Adjustments to reflect
  reverse acquisition                   59,735,374   (178,545)   (962,102)           450,000             -      (690,647)
Issuance for retirement
  of debt at $0.04 per share             4,377,872      4,378     170,737                  -             -       175,115
Issuance for consulting
  services at $0.11 per share              523,811        524      57,095                  -             -        57,619
Issuance of options for
  employees and consultants                      -          -     370,418                  -             -       370,418
Issuance for legal
  services at $0.13 per share              174,519        175      22,512                  -             -        22,687
Issuance of warrant
  with equipment leasing line                    -          -      37,726                  -             -        37,726
Issuance for legal
  services at $0.09 per share              183,620        184      16,342                  -             -        16,526
Issuance of options
  for employee                                   -          -      82,802                  -             -        82,802
Net loss                                         -          -           -                  -    (2,923,901)   (2,923,901)
                                        ----------------------------------  ----------------  -------------  ------------
BALANCE AS OF MARCH 31, 2007            72,715,201  $  72,715   $(204,470)  $        450,000  $ (3,411,252)  $(3,093,007)
                                        ==================================  ================  =============  ============

                             See accompanying notes.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            SINCE INCEPTION
                                                                                           (JANUARY 12, 2005)
                                                                      FOR THE YEAR              THROUGH
                                                                     ENDED MARCH 31,           MARCH 31,
                                                           -----------------------------  -------------------
                                                                 2007            2006            2007
                                                           -----------------  ----------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                               $     (2,923,901)  $(487,351)  $       (3,411,252)
  Adjustments to reconcile net (loss) to
      net cash flows from operating activities
    Depreciation and amortization                                    45,765          78               45,843
    Stock and options based compensation                            453,220     225,000              678,220
    Services paid in stock                                           96,832     175,115              271,947
    Amortization of convertible debt discount                       736,355           -              736,355
    Derivative loss                                                 101,678           -              101,678
    Amortization of deferred financing costs                         95,977           -               95,977
    Net change in operating assets and liabilities
      Accounts receivable                                            (8,995)          -               (8,995)
      Prepaid expenses and other current assets                      15,056     (11,401)               3,655
      Deposits                                                       (1,507)    (32,750)             (34,257)
      Accounts payable and accrued expenses                         (27,752)      4,256              (23,496)
                                                           -----------------  ----------  -------------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES                   (1,417,272)   (127,053)          (1,544,325)
                                                           -----------------  ----------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                         (168,641)     (4,686)            (173,327)
  Proceeds from sale lease-back of
    property and equipment                                          125,000           -              125,000
  Increase in deferred financing costs                             (156,200)          -             (156,200)
                                                           -----------------  ----------  -------------------
    NET CASH FLOWS FROM INVESTING ACTIVITIES                       (199,841)     (4,686)            (204,527)
                                                           -----------------  ----------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                       372,114     117,008              489,122
  Repayments of notes payable                                       (30,000)          -              (30,000)
  Principal payments under capital lease                             (5,271)          -               (5,271)
  Proceeds from convertible debt                                  1,663,500           -            1,663,500
  Stock issued for cash                                                   -      21,000               21,000
  Cash acquired in the reverse acquisition of Innovative             51,149           -               51,149
                                                           -----------------  ----------  -------------------
    NET CASH FLOWS FROM FINANCING ACTIVITIES                      2,051,492     138,008            2,189,500
                                                           -----------------  ----------  -------------------

NET INCREASE IN CASH                                                434,379       6,269              440,648

CASH AT BEGINNING OF PERIOD                                           6,269           -                    -
                                                           -----------------  ----------  -------------------

CASH AT END OF PERIOD                                      $        440,648   $   6,269   $          440,648
                                                           =================  ==========  ===================

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for acquisition                   $        440,000               $          440,000
                                                           =================              ===================
Assets acquired under capital lease                        $        136,512               $          136,512
                                                           =================              ===================
Issuance of common stock for debt repayment                $        175,115               $          175,115
                                                           =================              ===================
Convertible debt issued for financing costs                $         44,000               $           44,000
                                                           =================              ===================
Cash paid for interest                                     $         17,050               $           17,050
                                                           =================              ===================

                             See accompanying notes.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

(1)  DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Organization  and  Description  of  Business:

          Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of California in May 1998. Prior to the acquisition of AcXess, Inc. ("AcXess"), a Florida corporation, discussed in Note 3, the Company had no operations. The Company is in the development stage and has not commenced significant operations as of March 31, 2007. Therefore the Company's activities are reported in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises", which requires the Company's statements of operations, stockholders' deficit and cash flows to include activity from the date of the Company's inception (January 12, 2005).

          AcXess was formed to provide Business Continuity ("BC") products and services to the Small and Medium Enterprise ("SME") market. BC products and services are an advanced form of disaster recovery solutions for electronic data backup wherein the data and/or applications are available upon failure through means of connectivity to remote server locations. The Company intends to deliver its BC service through reseller channels including but not limited to Citrix Systems, Inc. ("Citrix") resellers. Management has identified Citrix mid-market client companies as its initial target market in North
          America.  We  currently  have  one  BC  customer.

          We also provide High Availability ("HA") service to large companies. HA is an advanced form of hosting service that provides application access to multiple concurrent users and includes specialized scheduling and tracking features. HA services are sold using in-house business development personnel. We currently have three customers: Microsoft, Inc., Citrix and SAP, Inc.

          Our number of customers to date is limited and 94% of our revenue for the past year has been generated through our HA business. Approximately 56% and 38% of our HA revenue has been derived from services provided to Microsoft, Inc. and Citrix, respectively.

     (b)  Principles  of  Consolidation:

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AcXess, and its inactive subsidiaries EPMG, Inc. and SoftSale, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

     (c)  Cash  and  Cash  Equivalents:

          The Company considers all highly liquid financial instruments with a maturity when acquired of three months or less to be cash equivalents. At times cash is maintained in accounts in excess of the FDIC insured limit.

     (d)  Accounts  Receivable:

          Trade accounts receivable consist of outstanding billings to customers for both HA and BC services. Both types of services are provided under contracts ranging from three to twenty-four months in duration. Past due balances over 90 days are reviewed individually for collectibility. An allowance for doubtful accounts is established based on the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. At March 31, 2007, the Company made no allowances for doubtful accounts. Interest is not charged on past due accounts.

     (e)  Deferred  Financing  Costs:

          The Company capitalizes financing costs as incurred and amortizes these costs to interest expense over the life of the underlying instruments.

     (f)  Property  and  Equipment:

          Property and equipment are stated at cost. Property and equipment acquired under capital leases are stated at the present value of the minimum lease payments.

          Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally 5 years for office equipment, 5 years for furniture and fixtures, and 3 years for computers and software. Equipment acquired pursuant to capital leases is amortized over the term of the lease.

     (g)  Income  Taxes:

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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

          assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h)  Revenue  Recognition:

          The Company recognizes revenue when persuasive evidence of an arrangement exists, the services have been performed, the price is fixed or determinable and collectibility is reasonably assured. The Company provides BC and HA services under contracts which specify a setup fee and a monthly recurring fee. The setup fee is recognized as revenue in the month in which setup is completed. Monthly recurring fees are recognized in the month in which the services are provided.

     (i)  Earnings  Per  Common  Share:

          Basic  net  income  (loss)  per  common  share is computed by dividing
          (i) the net income (loss), as adjusted for the effects of cumulative dividends and accretions on the Series A and B Preferred Stock by (ii) the weighted average common shares outstanding during the period. Diluted net income (loss) per share is computed similarly but includes the effects of dilutive securities in the denominator. As the Company incurred a net loss for the year ended March 31, 2007 and for the period from inception (January 12, 2005) to March 31, 2007, anti-dilutive common stock equivalents consisting of the Company's outstanding convertible debt, warrants and options are not considered in the computation and Basic and Diluted net loss per share are the same.

     (j)  Stock-Based  Compensation:

          Compensation expense related to the grant of equity instruments and stock-based awards to employees and non-employees are accounted for using the fair value of such equity instruments recognizing expenses as services are performed following SFAS No. 123(R), "Accounting for Stock-Based Compensation".

     (k)  Use  of  Estimates:

          The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the (i) carrying amount of property and equipment, (ii) valuation allowances for accounts receivable, (iii) valuation of net deferred income tax assets, and
          (iv) valuation of the Company's outstanding convertible debt, warrants and options. Actual results could differ from those estimates.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

     (l)  Financial  Instruments

          Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. Fair value estimates for convertible notes and debentures and derivative financial instruments are as described in Note 6.

     (m)  Recent  Accounting  Standards:

          SFAS  155  -  "Accounting  for  Certain  Hybrid  Financial
          Instruments-an  amendment  of  FASB  Statements  No.  133  and  140"

          This Statement, issued in February 2006, amends Financial Accounting Standards Board ("FASB") Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

          This  Statement:
          a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.
          b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.
          c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.
          d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.
          e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

          This Statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

          The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year,

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

          provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that the Company holds at the date of adoption on an instrument-by-instrument basis.

          The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on its financial statements.

          SFAS 156 - "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140"

          This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This
          Statement:

          The adoption of this statement is not expected to have a material impact on the Company's financial statements.

          FASB  Interpretation  48  -  "Accounting  for  Uncertainty  in  Income
          Taxes"

          In June 2006, FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes", was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

          The adoption of this statement is not expected to have a material impact on the Company's financial statements.

          SFAS 157 - "Fair  Value  Measurements"

          In September 2006, FASB issued SFAS No. 157 "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

          assessing the impact the adoption of SFAS 157 will have on its consolidated financial position, results of operations or cash flows.

          SFAS 158 - "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)"

          In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers' balance sheets and to recognize changes in the funded status in the year the changes occur. The recognition provisions of SFAS 158 became effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on the Company's financial statements.

          SFAS 159 - "The Fair Value Option for Financial Assets and Financial Liabilities"

          In February 2007, FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS 159 on its financial statements.

          SAB 108 - "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"

          In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

          approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 was effective for the year ended March 31, 2007; however it did not have any impact on the Company's financial statements.

(2)  LIQUIDITY  AND  MANAGEMENT'S  PLANS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $3,411,252 from inception (January 12, 2005) through March 31, 2007, and has a working capital deficiency and stockholder deficit of $3,369,266 and $3,093,007, respectively, at March 31, 2007. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future. In addition, the Company is in default on its convertible notes and debentures and is incurring liquidated damages of approximately $667 per day in connection with its convertible debentures (see Note 6). The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

     Management intends to continue to finance operations through fundraising activities as well as to seek potential acquisitions that have positive cash flows; however, there can be no assurance of successful fundraising or acquisition activity in the future.

(3)  ACQUISITION  OF  ACXESS,  INC.

     On June 26, 2006, the Company completed the acquisition of AcXess in a stock exchange transaction (the "Transaction") pursuant to a Stock Exchange Agreement by and between the Company, AcXess, the Shareholders of AcXess, and Anthony F. Zalenski, acting as the Shareholder's Agent. As a result of the Transaction, AcXess became a wholly owned subsidiary of the Company. However, as governing and operating control of the combined entity was under the direction of Mr. Zalenski, in accordance with the provisions of SFAS No. 141, "Business Combinations", AcXess was deemed to be the purchaser in the Transaction for financial reporting purposes. Therefore, reverse acquisition accounting applied under which AcXess was deemed to have issued its common stock for the net assets or liabilities of the Company accompanied by a recapitalization of AcXess. For accounting purposes, AcXess is treated as the continuing reporting entity and the operations of the Company are included in the consolidated statement of operations from June 26, 2006. The acquisition of AcXess provided the Company with operations and personnel.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

     The following unaudited pro forma financial information presents the operating results for the years ended March 31, 2007 and 2006 as though the Transaction had occurred as of April 1 of each year:

                                2007         2006
                            ------------  ----------
     REVENUE                $   124,575   $       -
                            ============  ==========

     NET (LOSS)             $(3,012,063)  $(829,589)
                            ============  ==========

     NET (LOSS) PER SHARE   $     (0.04)  $   (0.24)
                            ============  ==========

     Certain expenses of $68,704 and $1,895,984 for the fiscal years 2007 and 2006, respectively, have been eliminated in the pro forma financial information. These expenses include salaries, travel, rent, legal, and other costs that would have comprised discontinued operations had the Transaction occurred as of April 1 of each year.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

(4)  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consist  of  the  following as of March 31, 2007:

     Equipment                                   $ 21,781
     Computer software                              3,977
     Furniture and fixtures                         1,258
     Property and equipment under capital lease   136,512
                                                 ---------
                                                  163,528
     Accumulated depreciation and amortization     (6,693)
                                                 ---------
                                                 $156,835
                                                 ---------

(5)  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     Accounts payable and accrued expenses consist of the following as of March 31, 2007:

     Accounts payable     $110,171
     Accrued expenses      569,032
     Accrued commissions    12,500
     Accrued interest       40,833
                          --------
                          $732,536
                          ========

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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

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

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

     The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of March 31, 2007
     $1,939,736 of derivative financial instruments have been classified as current liabilities.

     In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes (the "Notes") to accredited investors. These notes have a term of six months, an interest rate of 12% per annum, and are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described). In addition, each of the Notes is issued with warrants to purchase Company common stock at a strike price of $0.05 per share. The number of warrants granted is determined by multiplying the face value of each note issued by four. In October the Board of Directors of the Company approved an increase in the amount to be raised under this financing to $1,500,000. A total of $1,107,500 had been raised as of November 10, 2006, when the Company closed the round. As of March 31, 2007, the Company was in default on 12 Notes having a total face value of $680,000 and is currently in default on all Notes totaling $1,107,500. In the event of a default resulting from the Company's non-payment of principal or interest when due, a holder of the Notes may declare all unpaid principal and accrued interest due and payable immediately. The Company was served a complaint from one investor demanding repayment of $55,000 under one of the Notes (see Note
     10). No notice has been received from any other holder of the Notes and the Company is currently in the process of renegotiating the terms of the Notes; however there can be no assurance that such negotiations will be successful.

     On December 22, 2006, the Company entered into a securities purchase agreement with an accredited investor (the "Investor") for the sale of $1,000,000 Convertible Debentures (the "Debentures"). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock ("Long-Term Warrants") exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock ("Short Term Warrants") exercisable at $0.143 per share. The Long Term Warrants and the Short Term Warrants are exercisable for a period four years from the date of issuance and the earlier of (i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the SEC (the "Initial Exercise Date") and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively. The Company is currently incurring expenses due to the "Liquidating Damages" clause specified in the Purchase Agreement relating to the Debentures as a registration statement covering the Registrable Securities has not yet been declared

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

     effective by the SEC. Liquidating Damages are computed at an amount equal to 2.0% of the aggregate purchase price of $1,000,000, in any 30-day period up to a maximum aggregate Liquidated Damages of 10.5%. The Company recognized an expense of $5,333 during the year ended of March 31, 2007 related to these Liquidating Damages and continues to incur approximately $667 per day of such expense. The Company expects to file an amended registration statement as soon as practical; however there can be no assurance as to if or when the registration statement will be declared effective.

     The default on the Notes discussed above is an "Event of Default" in accordance with the terms of the Debentures and, therefore, the Debenture holder may declare all principal and interest due and payable immediately; however, the Company has received no notice from the Debenture holder demanding such repayment.

     The Debentures bear interest at 4% until June 22, 2007 and 9% thereafter, payable in arrears and mature three years from the date of issuance. Accrued interest will be payable in cash semi-annually, beginning on July 1, 2007.

     Warrants have been accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" ("EITF 00-19"). Accordingly, the initial fair values of the warrants, amounting to an aggregate of $82,239 relating to the issuance of the Notes, and $964,286 relating to the issuance of the Debentures, were recorded as a derivative instrument liability. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the dates the warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the warrants, expected volatility of 114% (based on analysis of historical stock prices of the Company and its selected peers), and the five year and four year life of the warrants relating to the Notes and Debentures, respectively. The Company is required to re-measure the fair value of the warrants at each reporting period.

     Because the conversion price of the Notes is not fixed, they are not "conventional convertible debt" as that term is used in EITF 00-19. Accordingly, the Company is required to bifurcate and account separately for the embedded conversion options, together with any other derivative instruments embedded in the Notes. The Debentures are a hybrid instrument that embodies several derivative features. The instrument is not afforded the "conventional" convertible exemption because of certain full-ratchet anti-dilution protections afforded the investors. Further, certain derivative features did not meet the conditions for equity classification set forth in EITF 00-19. As a result, the Company has combined all embedded derivatives into one compound derivative financial instrument for financial accounting and reporting.

     The freestanding warrants issued with the Debentures are also hybrid instruments that embody derivative features. While bifurcation of the embedded derivatives was not

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

     required, the warrants did not otherwise meet all of the conditions for equity classification set forth in EITF 00-19. As a result, the Company has recorded the warrants as derivative liabilities at fair value.

     The conversion option related to each of the Notes was bifurcated from the Note and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion options which were valued using the Flexible Monte Carlo Simulation methodology, were recorded at their initial fair value of an aggregate of $801,911.

     The discount from the face amount of the Notes represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of each of the Notes, using the effective interest method. Amortization related to the Notes for the year ended March 31, 2007, was $721,581.

     A  summary  of  the  Notes  and  derivative instrument liabilities at March
     31,  2007,  is  as  follows:

Convertible Notes; 12% per annum;
  due December 15, 2006, though April 24, 2007  $  1,107,500
Less: unamortized discount related
  to warrants and bifurcated
  embedded derivative instruments                (    81,085)
                                                -------------
Total carrying value at March 31, 2007          $  1,026,415
                                                =============

     The conversion option related to the Debentures was bifurcated from the Debentures and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion option which was valued using the Flexible Monte Carlo Simulation methodology, was recorded at its initial fair value of an aggregate of $553,466.

     The discount from the face amount of the Debentures represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Debentures, using the effective interest method. Amortization related to the Debentures for the year ended March 31, 2007, was $14,774.

     A summary of the Debentures and related derivative instrument liabilities at March 31, 2007, is as follows:

Debenture; 4% per annum (increasing to
  9% per annum in July 2007); due December 22, 2009  $ 1,000,000
Less: unamortized discount
  related to warrants and
  bifurcated embedded derivative instruments          (  985,226)
                                                     ------------
Total carrying value at March 31, 2007               $    14,774
                                                     ============

     The total carrying value of the Notes and Debentures at March 31, 2007 was $1,041,189.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

     Derivative  financial  instrument  liabilities

     The Company uses the Black-Scholes valuation model to value the warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

     In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at March 31, 2007, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Notes. All warrants and conversion options can be exercised by the holder at any time.

     Because of the limited historical trading period of the Company's common stock, the expected volatility of the Company's common stock over the remaining life of the conversion options and warrants has been estimated at 114% (based on analysis of historical stock prices of the Company and its selected peers). The risk-free rates of return used were based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the conversion options or warrants.

     At March 31, 2007, the following derivative liabilities related to common stock warrants and embedded derivative instruments were outstanding as a result of the issuance of the Notes:

                                                                      EXERCISE    VALUE      VALUE
                                                                     PRICE PER    ISSUE     MARCH 31,
ISSUE DATES                               EXPIRY DATES                 SHARE       DATE       2007
--------------------------------------  ----------------             ----------  --------  ----------
May 22, through                         May 22, through   1,600,000
October 26, 2006                        October 26, 2011  warrants   $     0.05  $ 82,239  $  203,956
                                                                                           ----------

Fair value of freestanding Derivative Instrument liabilities for warrants                  $  203,956
                                                                                           ----------

May 22, through                         May 22, through
October 26, 2006                        October 26, 2011                         $801,911  $  728,571
                                                                                           ----------

Fair value of bifurcated embedded derivative instrument
  Liabilities associated with the above convertible notes                                  $  728,571
                                                                                           ----------

Total derivative financial instruments                                                     $  932,527
                                                                                           ==========

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

     The following table reflects the number of common shares into which the aforementioned derivatives resulting from the issuance of Notes are indexed at March 31, 2007:

COMMON SHARES INDEXED
Embedded derivative instruments      31,642,857
Freestanding derivatives (warrants)   4,430,000
                                     ----------
                                     36,072,857
                                     ==========

     At March 31, 2007, the following derivative liabilities related to common stock warrants and embedded derivative instruments were outstanding as a result of the issuance of the Debentures:

                                                                        EXERCISE     VALUE       VALUE
                                                                       PRICE PER     ISSUE     MARCH 31,
ISSUE DATES                               EXPIRY DATES                   SHARE        DATE        2007
--------------------------------------  -----------------              ----------  ----------  ----------
December 22, 2006                       October 26, 2011   10,714,285  $     0.05  $  964,286  $  535,714
                                                                                               ----------
                                                           warrants

Fair value of freestanding derivative instrument liabilities for warrants                      $  535,714
                                                                                               ----------

December 22, 2006                       December 22, 2009                          $  553,466  $  471,494
                                                                                               ----------

Fair value of bifurcated embedded derivative instrument
  liabilities associated with the above convertible notes                                      $  471,494
                                                                                               ----------

Total derivative financial instruments                                                         $1,007,209
                                                                                               ==========

     The following table reflects the number of common shares into which the aforementioned derivatives resulting from the issuance of the Debentures are indexed at March 31, 2007:

COMMON SHARES INDEXED:
Embedded derivative instruments       9,606,023
Freestanding derivatives (warrants)  10,714,285
                                     ----------
                                     20,320,309
                                     ==========

     The total value of Derivative Financial Instruments at March 31, 2007 was $1,939,736.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

(7)  STOCKHOLDERS'  EQUITY

     (a)  Recent  issuances  of  common  stock:

          The shares of stock issued in the following transactions were valued at the closing market price on the date of issue.

          On April 18, 2006, the Company issued 200,000 shares of common stock with a fair market value of $8,000 for the settlement of an account payable.

          Pursuant to the Transaction described in Note 3, on June 26, 2006, the shareholders of AcXess exchanged 100% of the outstanding shares of common stock of AcXess for an aggregate of 11,000,000 shares of common stock of the Company.

          On June 27, 2006, The Company issued 4,377,872 shares of its common stock to holders of $175,115 of AcXess promissory notes to extinguish this debt.

          On September 12, 2006, the Company issued 523,811 shares of its common stock with a fair market value of $57,619 for consulting services.

          On November 16, 2006, Innovative issued 174,519 shares of its common stock with a fair market value of $22,687 for legal services for September, October and November of 2006.

          On February 23, 2007, the Company issued 183,620 shares of its common stock with a fair market value of $16,526 for legal expenses.

     (b)  Convertible  Preferred  Stock:

          The Company has 25,000,000 shares of preferred stock authorized and has designated 1,500,000 shares as $1.00 stated value Series A Preferred and 3,000,000 shares as $1.00 stated value Series B Preferred, of which 450,000 and -0- shares, respectively, are issued and outstanding as of March 31, 2007. Series A and Series B Preferred Stock (collectively "Preferred Stock") have the same terms and conditions. The Preferred Stock is (i) entitled to cumulative dividends at a rate of 4.0% of the liquidation value ($1.00 per share), (ii) convertible at any time into common stock at a rate of 95% of the average closing market price of the common stock for five days preceding conversion, (iii) redeemable at any time by the Company for $1.00 per share, and (iv) entitled to one vote per share.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

     (c)  Equity  Incentive  Plan:

          On August 9, 2006, the Company adopted the Innovative Software Technologies, Inc. 2006 Equity Incentive Plan (the "Plan"). An aggregate of 20 million shares of common stock is authorized for issuance under the Plan. Options must terminate no later than the tenth (10th) anniversary of the date of grant, and each incentive stock option granted to any 10% Owner-Employee (as defined in the Plan) must terminate no later than the fifth (5th) anniversary of the date of grant. The Company accounts for stock-based compensation using the fair value method as defined in SFAS No. 123, "Accounting for Stock-Based Compensation" and estimates the fair value of each option grant on the grant date using an option-pricing model. During 2007, the Company recognized $453,220 in stock-based compensation.

          A summary of the Company's stock option plan as of March 31, 2007, and the changes during the year ending March 31, 2007, is presented below:

                               WEIGHTED-AVERAGE
                    SHARES      EXERCISE PRICE
                  -----------  -----------------
Fixed Options:
  April 1, 2006            -   $               -
  Granted         13,983,349                0.11
  Exercised                -                   -
  Terminated      (1,596,000)               0.12
                  ----------

  March 31, 2007  12,387,349   $            0.11
                  ==========

          All options were granted at exercise prices that either equaled or exceeded fair market value at the respective dates of grant. No options had been granted to a 10% Owner-Employee.

          At March 31, 2007, 7,137,349 options were exercisable at a weighted-average price of $0.13 per share.

          The Company originally valued options issued in August and September of 2006 using the Black-Scholes method. Such valuation resulted in the Company recognizing $726,528 of stock-based compensation expense. However, the Company subsequently changed its valuation method to the Trinomial Lattice method of valuation as it believes this method more appropriately reflects the value of non-traded options that are the basis for its Plan. The significant assumptions made were as follows:

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

Expected life of award (years)           5.84
Risk free interest rate range            4.69%- 4.92%
Expected volatility range                182.10-242.96%
Expected dividend yield                  0.00%
Suboptimal Exercise Factor               2.00
Post Vesting Forfeiture Rate            25.00%

          The expected life of the awards is based on the Company's historical exercise patterns and the term of the options. The risk free interest rate range is based on zero coupon U.S Treasury strips for the comparable term. The expected volatility is derived from the changes in the Company's historical common stock prices over a time frame similar to the expected life of the awards. The dividend yield is based on the Company's historical yield, which was considered a non-dividend paying equity assumption. The suboptimal exercise option is the stock-price-to-exercise-price ratio at which suboptimal early option exercise is assumed, generally between 1.5 and 3. Empirical data from actual exercise patterns at S&P 1500 companies indicated a median price ratio for exercise of 2.0, which is the assumption applied in Lattice models. Lastly, the post vesting forfeiture rate is based on the Company's rate at which employees may lose unvested options when they leave their jobs and may be forced to exercise prematurely then unexercised but vested options.

          As a result of the change in valuation method the Company reduced stock-based compensation expense previously recorded for August and September of 2006 by $370,417.

(8)  RELATED  PARTY  TRANSACTIONS

     In August 2006 the Company executed a contract with Aspen Capital Partners, LLC ("Aspen") to provide investment banking services including fundraising. The owner of Aspen is Peter Peterson, our former Chairman and CEO. Our contract with Aspen calls for a commission of 8% on funds raised by Aspen as well as normal expense reimbursement. During 2007 Aspen earned $120,200 in commissions of which $76,200 has been paid in cash and the balance paid via a convertible promissory note with terms as described in
     Note  6.

     On February 16, 2007, we entered into an employment agreement with Philip Ellett, the Company's Chief Executive Officer. Pursuant to the terms of the agreement Mr. Ellett is to receive an annual base salary of $84,000 a year and is entitled to receive an increase to his base salary and receive certain bonuses if certain managed business objectives are met by the Company during the 2007 calendar year. Mr. Ellett also received 6,000,000 options to purchase common stock at an exercise price of $0.08 per share. The options vest according to the following schedule: (1) 1,000,000 vested upon approval of the Plan

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

     (2) the remaining 5,000,000 will begin vesting on January 31, 2008 at 138,889 per month, for a total of 36 months. The options with expire on February 16, 2017. Mr. Ellett's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Ellett will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

     On August 9, 2006, the Company entered into an employment agreement with Thomas J. Elowson, the Company's Chief Operating Officer and President. The agreement has a term of 3 years, stipulates a minimum annual salary of $84,000, and has certain provisions regarding termination of employment with and without "cause" as therein defined. In addition, the employment contract provides for a signing bonus of $10,000 payable upon a fundraising event or series of related fundraising events under which the Company raises a cumulative gross amount of at least $2 million. As of March 31, 2007, this signing bonus has not been paid as the condition for its payment has not been met. In connection with his employment agreement the Company granted Mr. Elowson 5,978,349 options to purchase shares of common stock in the Company. The options have an exercise price of $0.13 per share, expire on August 8, 2016, and vested immediately.

     Included in the accompanying balance sheet at March 31, 2007 is $60,500 in accrued salary and auto allowance due the Company's Chief Financial Officer. This amount was accrued prior to the acquisition of AcXess and its satisfaction will be determined by mutual agreement between the Company's Chief Financial Officer and a compensation committee of the Board of Directors to be formed in the future.

(9)  INCOME  TAXES

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Differences are primarily attributable to convertible debt discount amortization and stock based compensation accounted for differently for financial reporting and tax purposes.

     The Company's total deferred tax assets at March 31, 2007 are as follows:

Net operating loss carry forward        $   721,300
Convertible debt discount amortization      277,100
Stock based compensation                    247,000
Valuation allowance                      (1,245,400)
                                        ------------
                                        $         -
                                        ============

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes due to the effect of the Company's operating losses.

     Management has elected to record a 100% valuation allowance due to the uncertainty as to the timing and realization of these benefits. Accordingly, no deferred tax benefit has been recorded in statement of operations for the year ended March 31, 2007.

     For income tax purposes, the Company has incurred accumulated operating losses of approximately $1,917,000 as of March 31, 2007 which are available to offset future taxable income through the year 2026.

(10) COMMITMENTS  AND  CONTINGENCIES

     (a)  Leases:

          Future minimum lease payments under noncancelable operating leases (with initial terms in excess of one year) and future minimum capital lease payments as of March 31, 2007, are as follows:

                                     Capital   Operating
Year ending March 31:                 Leases     Leases
                                     --------  ----------
2008                                 $ 76,350  $   17,550
                                     --------  ----------
2009                                   63,625           -
Total noncancelable lease payments   $139,975  $   17,550
                                               ==========

Less amount representing interest      46,459
                                     --------
                                     $ 93,516
                                     ========

Principal amount due in one year     $ 41,460
Principal amount due after one year    52,056
                                     --------
                                     $ 93,516
                                     ========

          Rent expense under all operating leases for the year ended March 31, 2007 was $94,211.

          In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the "Master Lease Agreement"). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

          those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.

          The Master Lease Agreement calls for draws of a minimum of $100,000, a minimum term of 18 months and a maximum term of 36 months, and leasing factors based on term as follows:

              18 Months - 0.06476
              24 Months - 0.05090
              30 Months - 0.04263
              36 Months - 0.03716

          The  lease  entered  into  in  February  2007  has  a  lease factor of
          0.0509 resulting in monthly payments of $6,363. The Company accounted for this lease as a capital lease.

          In connection with the Master Lease Agreement, the Company agreed to issue five year warrants to the lender to purchase 1,350,000 shares of the Company's common stock at an exercise price of $0.18 per share. Ten percent (135,000) of the warrants vested upon execution of the Master Lease Agreement. The remaining 90% of the warrants vest as on a pro rata basis as the lender provides funding under the Master Lease Agreement. As such 303,750 warrants vested upon execution of the sale lease-back described above. The total number of warrants, 438,750, was valued using the Black-Scholes method and applied to the capital lease obligation in accordance with APB 14. This resulted in a decrease in capital lease obligation of $37,726 and a corresponding increase in additional paid-in capital.

     (b)  SEC  Investigation:

          On June 24, 2003, the Securities and Exchange Commission ("SEC") issued a formal order of investigation authorizing subpoenas for documents and testimony in connection with the investigation of certain securities matters. On April 8, 2005, the Independent Committee appointed by the Board of Directors of the Company delivered to the SEC its report based on its internal investigation. On June 25, 2007, the SEC notified the Company that it had concluded the investigation as it relates to the Company and was not recommending any enforcement action (see Note 11).

     (c)  Litigation:

          Kansas  City  Explorers
          -----------------------
          The Company is a defendant in a lawsuit in the Circuit Court of Platte County, Missouri, "Kansas City Explorers vs. Innovative Software" Case no. 04CV82050 in which the claimant is seeking money for advertising which it alleges is still

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 2007

          due, and have alleged damages of $50,028. The claimant has been court ordered to produce answers to certain discovery requests of the Company which they have failed to produce. Management intends to aggressively defend the claim based upon the lack of contract between the parties, lack of proof of damages, as well as minimal proof of advertising services actually performed for Company products and services, and other legal and equitable defenses.

          BernardF.Mathaisel
          ------------------
          On June 14, 2007 the Company was served with a complaint from Bernard F. Mathaisel for breach of contract relating to an alleged consulting agreement with the Company and breach of contract alleging failure to repay a Note due him in the principal amount of $55,000. The Company disputes certain items in the complaint and intends to defend itself.

(11) SUBSEQUENT  EVENTS

     On April 23, 2007, Rod Dowling resigned as member of the Board of Directors of the Company, effective immediately. There was no disagreement or dispute between Mr. Dowling and the Company which led to his resignation.

     On June 5, 2007, the Company issued 459,778 shares of its common stock with a fair market value of $22,989 for legal expenses.

     In June 2007 the Company entered into a lease for 338 square feet of office space located in Austin, Texas. The lease requires payments of $900 per month and the term is month to month with a 60 day notice period.

     On June 25, 2007, the Company was notified by the Securities and Exchange Commission that it had concluded an investigation involving the Company begun on June 24, 2003 (see Note 10) without recommending any enforcement action.