Form 10KSB/A
period 2007-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2007-07-19
CIK 1084047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)
(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

EXPLANATORY NOTE: INNOVATIVE SOFTWARE TECHNOLOGIES, INC. IS FILING THIS ANNUAL REPORT ON FORM 10-KSB/A TO AMEND THE ANNUAL REPORT ON FORM 10-KSB INITIALLY FILED WITH THE SECURITIES EXCHANGE COMMISSION ON JULY 13, 2007, TO CORRECT THE STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED MARCH 31, 2006, AND SINCE INCEPTION (JANUARY 12, 2005) THROUGH MARCH 31, 2007.

             INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
Report of Mayer Hoffman McCann P.C.                                      F-2

Report of Stark, Winter, Schenkein & Co. LLP.                            F-3

Consolidated Balance Sheet as of March 31, 2007                          F-4

Consolidated Statements of Operations for the
Years Ended March 31, 2007 and 2006 and the Period From
Inception (January 12, 2005) Through March 31, 2007                      F-5

Consolidated Statements of Stockholders' Deficit for the
Years Ended March 31, 2007 and 2006 and the Period From
Inception (January 12, 2005) Through March 31, 2007                      F-6

Consolidated Statements of Cash Flow for the
Years Ended March 31, 2007 and 2006 and the Period From
Inception (January 12, 2005) Through March 31, 2007                      F-7

Notes to Consolidated Financial Statements                               F-8

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Software Technologies, Inc. as of March 31, 2007, and the results of their operations and their cash flows for the year ended March 31, 2007, and the period from inception (January 12, 2005) to March 31, 2007, in conformity with U.S.
generally  accepted  accounting  principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations since inception and has a significant working capital deficiency and stockholders' deficit at March 31, 2007. In addition, the Company is in default on its convertible notes and is incurring liquidating damages in connection with its convertible debentures. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Mayer Hoffman McCann P. C.

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


/s/  Stark Winter Schenkein & Co., LLP

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

                                  INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            SINCE INCEPTION
                                                                                                           (JANUARY 12, 2005)
                                                                              FOR THE YEAR                      THROUGH
                                                                             ENDED MARCH 31,                    MARCH 31,
                                                               ----------------------------------------
                                                                      2007                 2006                  2007
                                                               -------------------  -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                   $       (2,923,901)  $         (487,351)  $       (3,411,252)
  Adjustments to reconcile net (loss) to
      net cash flows from operating activities
    Depreciation and amortization                                          45,765                   78               45,843
    Stock and options based compensation                                  453,220              202,663              655,883
    Notes payable issued for expenses paid by
    affilaites and third parties                                                -              258,605              258,605
    Services paid in stock                                                 96,832                    -               96,832
    Amortization of convertible debt discount                             736,355                    -              736,355
    Derivative loss                                                       101,678                    -              101,678
    Amortization of deferred financing costs                               95,977                    -               95,977
    Net change in operating assets and liabilities
      Accounts receivable                                                  (8,995)                   -               (8,995)
      Prepaid expenses and other current assets                            15,056              (11,401)               3,655
      Deposits                                                             (1,507)             (32,750)             (34,257)
      Accounts payable and accrued expenses                               (27,752)               4,256              (23,496)
                                                               -------------------  -------------------  -------------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES                         (1,417,272)             (65,900)          (1,483,172)
                                                               -------------------  -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                               (168,641)              (4,686)            (173,327)
  Proceeds from sale lease-back of property and equipment                 125,000                    -              125,000
  Increase in deferred financing costs                                   (156,200)                   -             (156,200)
                                                               -------------------  -------------------  -------------------
      NET CASH FLOWS FROM INVESTING ACTIVITIES                           (199,841)              (4,686)            (204,527)
                                                               -------------------  -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                             372,114               55,855              427,969
  Repayments of notes payable                                             (30,000)                   -              (30,000)
  Principal payments under capital lease                                   (5,271)                   -               (5,271)
  Proceeds from convertible debt                                        1,663,500                    -            1,663,500
  Stock issued for cash                                                         -                    -               21,000
  Cash acquired in the reverse acquisition of Innovative                   51,149                    -               51,149
                                                               -------------------  -------------------  -------------------
      NET CASH FLOWS FROM FINANCING ACTIVITIES                          2,051,492               55,855            2,128,347
                                                               -------------------  -------------------  -------------------

NET INCREASE (DECREASE) IN CASH                                           434,379              (14,731)             440,648

CASH AT BEGINNING OF PERIOD                                                 6,269               21,000                    -
                                                               -------------------  -------------------  -------------------

CASH AT END OF PERIOD                                          $          440,648   $            6,269   $          440,648
                                                               ===================  ===================  ===================

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock to retire notes payable - affiliate   $                -   $           22,337   $           22,337
                                                               ===================  ===================  ===================
Issuance of common stock for acquisition                       $          440,000   $                -   $          440,000
                                                               ===================  ===================  ===================
Assets acquired under capital lease                            $          136,512   $                -   $          136,512
                                                               ===================  ===================  ===================
Issuance of common stock for debt repayment                    $          175,115   $                -   $          175,115
                                                               ===================  ===================  ===================
Convertible debt issued for financing costs                    $           44,000   $                -   $           44,000
                                                               ===================  ===================  ===================
Cash paid for interest                                         $           17,050   $                -   $           17,050
                                                               ===================  ===================  ===================


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

          Bernard F. Mathaisel
          --------------------
          On June 14, 2007 the Company was served with a complaint from Bernard F. Mathaisel for breach of contract relating to an alleged consulting agreement with the Company and breach of contract alleging failure to repay a Note due him in the principal amount of $55,000. The Company disputes certain items in the complaint and intends to defend itself.

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

                                   INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
                                   --------------------------------------


Date: July 12, 2007                By: /s/ Philip D. Ellett
-------------------                ---------------------------------------------
                                   Philip D. Ellett
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date: July 12, 2007                By: /s/ Christopher J. Floyd
-------------------                ---------------------------------------------
                                   Christopher J. Floyd
                                   Chief Financial Officer (Principal
                                   Financial Officer and Principal
                                   Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                 Position                          Date

/s/ Philip D. Ellett       Chief Executive Officer                 July 12, 2007
-------------------------  (Principal Executive Officer)
Philip D. Ellett           and Director


/s/ Christopher J. Floyd   Chief Financial Officer                 July 12, 2007
-------------------------
Christopher J.Floyd        (Principal Financial Officer
                           and Principal Accounting Officer)


/s/ Traver Gruen-Kennedy  Chairman                                 July 12, 2007
-------------------------
Traver Gruen-Kennedy