Form 10QSB
period 2007-06-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2007-08-14
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-1084047

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-4691878 (I.R.S. Employer Identification No.)

911 Ranch Road 620 N, Ste. 204, Austin, TX (Address of Principal Executive Offices)	78734 (Zip Code)

(512) 266-2000 (Registrant's Telephone Number, Including Area Code)

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

There were 75,511,841 shares of common stock, $0.001 par value, outstanding as of August 14, 2007.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
FORM 10-QSB
QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet as of June 30, 2007 (unaudited)	1

	Consolidated Statements of Operations for the three months Ended June 30, 2007 and 2006 and for the period from inception (January 12, 2005) through June 30, 2007 (unaudited)	2

	Consolidated Statements of Cash Flows for the three months Ended June 30, 2007 and 2006 and for the period from inception (January 12, 2005) through June 30, 2007 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
June 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$156,811
Accounts receivable	19,405
Prepaid expenses and other current assets	2,195
Total current assets	178,411
PROPERTY AND EQUIPMENT, NET	173,979
DEFERRED FINANCING COSTS	114,389
DEPOSITS	15,700
Total assets	$482,479

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$834,409
Accrued officer salary and expenses	60,500
Deferred gain on sale of fixed assets	10,633
Current portion of capital lease obligation	46,399
Convertible notes and debentures	1,187,865
Derivative financial instruments	1,319,573
Total current liabilities	3,459,379
CAPITAL LEASE OBLIGATION	38,431
Total liabilities	3,497,810

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, 25,000,000 shares authorized, $1.00 stated value
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	450,000
Common stock - authorized, 300,000,000 shares of $0.001 par
value; issued and outstanding, 73,174,979 shares	73,175
Additional paid-in capital	(181,941)
Deficit accumulated during the development stage	(3,356,564)
Total stockholders' (deficit)	(3,015,331)
Total liabilities and stockholders' (deficit)	$482,479

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Since Inception
	For the Three Months		(January 12, 2005)
	Ended June 30,		Through
			June 30,
	2007	2006	2007
REVENUE
High availability	$31,645	$-	$148,463
Business continuity	495	1,572	8,252
REVENUE	32,140	1,572	156,715

COST OF REVENUE
High availability	21,712	12,711	107,468
Business continuity	-	250	-
COST OF REVENUE	21,712	12,961	107,468

GROSS PROFIT	10,428	(11,389)	49,247

OPERATING EXPENSES
General and administrative	330,500	182,318	2,804,460
Commissions and other selling expenses	-	-	12,500
Total operating expenses	330,500	182,318	2,816,960

(LOSS) FROM OPERATIONS	(320,071)	(193,706)	(2,767,713)

OTHER INCOME (EXPENSE) NET
Other income (expense)	(1,790)	5,330	48,147
Derivative (expense)	620,163	-	518,485
Interest (expense)	(245,877)	(2,680)	(1,162,909)
Interest income, deposits	2,263	44	7,425
OTHER INCOME (EXPENSE) NET	374,759	2,694	(588,851)

INCOME (LOSS) BEFORE INCOME TAXES	54,688	(191,012)	(3,356,564)

INCOME TAXES	-	-	-

NET INCOME (LOSS)	$54,688	$(191,012)	$(3,356,564)

UNDECLARED PREFERRED STOCK DIVIDENDS	(4,500)	-	(18,000)

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$50,188	$(191,012)	$(3,374,564)

BASIC AND DILUTED (LOSS) PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN BASIC PER SHARE CULATION	72,846,566	56,067,036

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN DILUTED PER SHARE CULATION	106,139,423	56,067,036

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended June 30,		Since Inception (January 12, 2005)Through June 30,
	2007	2006*	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$54,688	$(191,012)	$(3,356,564)
Adjustments to reconcile net (loss) to
net cash flows from operating activities
Depreciation and amortization	2,115	5,877	47,958
Stock and options based compensation	-	-	655,883
Notes payable issued for expenses paid by affiliates and third parties	-	-	258,605
Services paid in stock	22,989	-	119,821
Amortization of convertible debt discount	146,676	-	883,031
Derivative loss (income)	(620,163)	-	(518,485)
Amortization of deferred financing costs	21,833	-	117,810
Net change in operating assets and liabilities
Accounts receivable	(10,410)	(939)	(19,405)
Prepaid expenses and other current assets	4,950	(15,749)	8,605
Deposits	19,557	33,909	(14,700)
Accounts payable and accrued expenses	101,874	(11,881)	78,378
Net cash flows from operating activities	(255,891)	(179,796)	(1,739,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(19,260)	(37,573)	(192,587)
Proceeds from sale lease-back of property and equipment	-	-	125,000
Increase in deferred financing costs	-	-	(156,200)
Net cash flows from investing activities	(19,260)	(37,573)	(223,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	346,343	427,969
Repayments of notes payable	-	-	(30,000)
Principal payments under capital lease	(8,686)	-	(13,957)
Proceeds from convertible debt	-	-	1,663,500
Stock issued for cash	-	-	21,000
Cash acquired in the reverse acquisition of Innovative	-	51,149	51,149
Net cash flows from financing activities	(8,686)	397,492	2,119,661
-
NET INCREASE (DECREASE) IN CASH	(283,837)	180,123	156,811

CASH AT BEGINNING OF PERIOD	440,648	6,270	-

CASH AT END OF PERIOD	$156,811	$186,393	$156,811

* Reclassified to conform to the 2007 presentation.

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation and Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition as of June 30, 2007, and the results of its operations for the three months ended June 30, 2007, and June 30, 2006, and the cash flows for the three months ended June 30, 2007, and June 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2007 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007. Operating results for the three-month period ended June 30, 2007, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2008.

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

The accompanying unaudited consolidated financial statements present the accounts of Innovative and its wholly owned subsidiaries, AcXess, Inc., and EPMG, Inc. (collectively, the “Company”). All intercompany balances and significant transactions have been eliminated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $3,356,564 from inception (January 12, 2005) through June 30, 2007, and has a working capital deficiency and stockholder deficit of $3,280,968 and $3,015,331, respectively, at June 30, 2007. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future. In addition, the Company is in default on its convertible notes and through June 25, 2007, incurred liquidated damages of approximately $62,000 in connection with its convertible debentures (see Note 6). The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

(5) Commitments, Concentrations and Contingencies

(a) Leases:

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.

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

In connection with the Master Lease Agreement, the Company agreed to issue five year warrants to the lender to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $0.18 per share. Ten percent (135,000) of the warrants vested upon execution of the Master Lease Agreement. The remaining 90% of the warrants vest as on a pro rata basis as the lender provides funding under the Master Lease Agreement. As such 303,750 warrants vested upon execution of the sale lease-back described above. The total number of warrants, 438,750, was valued using the Black-Scholes method and applied to the capital lease obligation in accordance with APB 14. This resulted in a decrease in capital lease obligation of $37,726 and a corresponding increase in additional paid-in capital.

Rent expense under all operating leases for the three month periods ended June 30, 2007, and 2006, was $17,550 and $25,050 respectively. As of July 1, 2007, our principal executive offices are located at 911 Ranch Road 620 North, Austin, Texas 78734. This office consists of approximately 340 square feet which we rent for $900 per month. The term of the lease is month to month with a 60 day notice period.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Litigation:

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of June 30, 2007 $1,319,573 of derivative financial instruments have been classified as current liabilities.

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes (the “Notes”) to accredited investors. These notes have a term of six months, an interest rate of 12% per annum, and are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described). In addition, each of the Notes is issued with warrants to purchase Company common stock at a strike price of $0.05 per share. The number of warrants granted is determined by multiplying the face value of each note issued by four. In October the Board of Directors of the Company approved an increase in the amount to be raised under this financing to $1,500,000. A total of $1,107,500 had been raised as of November 10, 2006, when the Company closed the round. As of June 30, 2007, the Company was in default on all Notes totaling a principal amount of $1,107,500. In the event of a default resulting from the Company's non-payment of principal or interest when due, a holder of the Notes may declare all unpaid principal and accrued interest due and payable immediately. The Company was served a complaint from one investor demanding repayment of $55,000 under one of the Notes (see Note 5). No notice has been received from any other holder of the Notes and the Company is currently in the process of renegotiating the terms of the Notes; however there can be no assurance that such negotiations will be successful.

On December 22, 2006, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”) for the sale of $1,000,000 Convertible Debentures (the “Debentures”). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock (“Long-Term Warrants”) exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock (“Short Term Warrants”) exercisable at $0.143 per share. The Long Term Warrants and the Short Term Warrants are exercisable for a period four years from the date of issuance and the earlier of (i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the SEC (the “Initial Exercise Date”) and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively. The Company incurred approximately $62,000 in interest expense relating to the Debentures due to the “Liquidating Damages” clause specified in the Purchase Agreement as a registration statement covering the Registrable Securities was declared effective by the SEC on June 25, 2007, 93 days after the agreed upon date in the Purchase Agreement, March 23, 2007.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The default on the Notes discussed above is an “Event of Default” in accordance with the terms of the Debenture and, therefore, the Debenture holder may declare all principal and interest due and payable immediately; however, the Company has received no notice from the Debenture holder demanding such repayment.

The Debentures bear interest at 4% until June 22, 2007 and 9% thereafter, payable in arrears and mature three years from the date of issuance. Accrued interest is payable in cash semi-annually, beginning on July 1, 2007. The Company has not made the interest payment of $21,271 due on July 1, 2007 and intends to negotiate a settlement with the Debenture holder; however there can be no assurance that such negotiation will be successful.

Warrants have been accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (“EITF 00-19”). Accordingly, the initial fair values of the warrants, amounting to an aggregate of $82,239 relating to the issuance of the Notes, and $964,286 relating to the issuance of the Debentures, were recorded as a derivative instrument liability. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the dates the warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the warrants, expected volatility of 114% (based on analysis of historical stock prices of the Company and its selected peers), and the five year and four year life of the warrants relating to the Notes and Debentures, respectively. The Company is required to re-measure the fair value of the warrants at each reporting period.

Because the conversion price of the Notes is not fixed, they are not “conventional convertible debt” as that term is used in EITF 00-19. Accordingly, the Company is required to bifurcate and account separately for the embedded conversion options, together with any other derivative instruments embedded in the Notes. The Debentures are a hybrid instrument that embodies several derivative features. The instrument is not afforded the “conventional” convertible exemption because of certain full-ratchet anti-dilution protections afforded the investors. Further, certain derivative features did not meet the conditions for equity classification set forth in EITF 00-19. As a result, the Company has combined all embedded derivatives into one compound derivative financial instrument for financial accounting and reporting.

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

The discount from the face amount of the Notes represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of each of the Notes, using the effective interest method. Amortization related to the Notes for the period ended June 30, 2007, was $139,622.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the Notes and derivative instrument liabilities at June 30, 2007, is as follows:

Convertible Notes; 12% per annum; due December 15, 2006, though April 24, 2007	$1,107,500
Plus: unamortized premium related to warrants and bifurcated embedded derivative instruments	58,537
Total carrying value at June 30, 2007	$1,166,037

The conversion option related to the Debentures was bifurcated from the Debentures and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion option which was valued using the Flexible Monte Carlo Simulation methodology, was recorded at its initial fair value of an aggregate of $553,466.

The discount from the face amount of the Debentures represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Debentures, using the effective interest method. Amortization related to the Debentures for the period ended June 30, 2007, was $7,054.

A summary of the Debentures and related derivative instrument liabilities at June 30, 2007, is as follows:

Debenture; 4% per annum (increasing to 9% per annum in July 2007); due December 22, 2009	$1,000,000
Less: unamortized discount related to warrants and bifurcated embedded derivative instruments	(978,172)
Total carrying value at June 30, 2007	$21,828

The total carrying value of the Notes and Debentures at June 30, 2007 was $1,187,865.

Derivative financial instrument liabilities

The Company uses the Black-Scholes valuation model to value the warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at June 30, 2007, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Notes. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of the Company’s common stock, the expected volatility of the Company’s common stock over the remaining life of the conversion options and warrants has been estimated at 114% (based on analysis of historical stock prices of the Company and its selected peers). The risk-free rates of return used were based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the conversion options or warrants.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2007, the following derivative liabilities related to common stock warrants and embedded derivative instruments were outstanding as a result of the issuance of the Notes:

			Exercise	Value	Value
			Price Per	Issue	June 30,
Issue Dates	Expiry Dates		Share	Date	2007

May 22, through	May 22, through	1,600,000
October 26, 2006	October 26, 2011	warrants	$0.05	$82,239	$124,086

Fair value of freestanding derivative instrument liabilities for warrants					$124,086

May 22, through	May 22, through
October 26, 2006	October 26, 2011			$801,911	$580,119

Fair value of bifurcated embedded derivative instrument
liabilities associated with the above convertible notes					$580,119

Total derivative financial instruments					$704,205

The following table reflects the number of common shares into which the aforementioned derivatives resulting from the issuance of Notes are indexed at June 30, 2007:

Embedded derivative instruments	52,738,095
Freestanding derivatives (warrants)	4,430,000
57,168,095

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2007, the following derivative liabilities related to common stock warrants and embedded derivative instruments were outstanding as a result of the issuance of the Debentures:

			Exercise	Value	Value
			Price Per	Issue	June 30,
Issue Dates	Expiry Dates		Share	Date	2007

December 22, 2006	October 26, 2011	10,714,285	$0.05	$964,286	$321,429
		warrants

Fair value of freestanding derivative instrument liabilities for warrants					$321,429

December 22, 2006	December 22, 2009			$553,466	$293,939

Fair value of bifurcated embedded derivative instrument
liabilities associated with the above convertible notes					$293,939

Total derivative financial instruments					$615,368

The following table reflects the number of common shares into which the aforementioned derivatives resulting from the issuance of the Debentures are indexed at June 30, 2007:

Embedded derivative instruments	10,170,566
Freestanding derivatives (warrants)	10,714,285
20,884,852

The total value of Derivative Financial Instruments at June 30, 2007 was $1,319,573.

(8)  Subsequent Events

On July 27, 2007, the Company issued 336,862 shares of its common stock with a fair market value of $6,737 for legal expenses.

AcXess Agreement

On July 24, 2007, the Company entered into a securities purchase agreement (the “Agreement”) with AcXess, Inc., its wholly owned subsidiary, (“AcXess”), Thomas Elowson, President of AcXess, (“Elowson”), Raymond Leitz, Chief Technical Officer of AcXess, (“Leitz”), and Helge Solberg, Chief Architect of AcXess, (“Solberg”), (collectively, Elowson, Leitz, and Solberg the “Buyers”) wherein (i) AcXess redeemed shares from the Company in return for the issuance of a promissory note to the benefit of the Company (the “Note”) and the signing of a licensing agreement with the Company, (the “Licensing Agreement”) and (ii) the Buyers exchanged stock of the Company held by them (the “Stock”) in exchange for stock in AcXess and Elowson canceled options for stock in the Company held by him (the “Options”) in exchange for stock in AcXess. As a result of this Agreement the Company will own approximately 21% of the outstanding shares of AcXess. This Agreement will become effective upon approval by the Company’s shareholders. AcXess has 4,500,000 shares of common stock outstanding.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Note is in the principal amount of $1,000,000, has a term of two years, and an interest rate of 10%, interest to accrue until maturity. The Note is subject to a security agreement (the “Security Agreement”) which collateralizes the Note with all assets of AcXess and has an acceleration clause for any material default. AcXess redeemed 1,000,000 shares of its common stock from the Company with the issuance of the Note.

The Licensing Agreement grants the Company a non-exclusive worldwide right and license under the Patents and any Improvements, as defined therein, to make, have made, use, sell and otherwise commercialize Licensed Products, with restricted rights on the part of the Company to grant sublicenses. In addition, the Licensing Agreement grants the Company “Best Pricing” on its current and future products and services. AcXess redeemed 1,500,000 shares of its common stock from the Company with the execution of the Licensing Agreement.

The Buyers exchanged 4,477,292 shares of common stock of the Company for 537,275 shares of common stock of AcXess held by the Company.

Elowson received 478,268 shares of common stock of AcXess held by the Company in exchange for the cancellation of his options to purchase 5,978,349 shares of common stock of the Company. These options were fully vested, had a strike price of $0.13 per share and an expiration of August 9, 2016.

Following shareholder approval of the Agreement the Company will hold 984,457 shares of AcXess common stock, 21.9% of the total outstanding shares of common stock of AcXess, 4,500,000 shares.

Gruen-Kennedy Resignation

On August 2, 2007, Traver Gruen-Kennedy resigned as member of the Board of Directors of the Company, effective immediately. There was no disagreement or dispute between Mr. Gruen-Kennedy and the Company which led to his resignation.

Amended Articles of Incorporation

On August 3, 2007, the Company’s Articles of Incorporation were restated pursuant to a Restated Articles of Incorporation filed with the Secretary of State of the State of California to increase the number of shares of Common Stock authorized from 100,000,000 shares to 300,000,000 shares.

On August 9, 2007, the Company sold 2,000,000 shares of its common stock to an accredited investor at a price of $0.05 per share. The Company also issued a warrant to the investor to purchase 2,000,000 shares of its common stock at an exercise price of $0.05 per share. The warrant has an expiration of 2 years from the date of issue. There were no registration rights granted with the issuance of the shares or the warrant.

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

Overview

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three months ended June 30, 2007, and 2006. Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are discussed in its annual report on Form 10-KSB for the year ended March 31, 2007.

Results of Operations

Three months ended June 30, 2007, compared to the three months ended June 30, 2006.

Revenues

Revenues for the three months ended June 30, 2007, and 2006 were $32,140 and $1,572, respectively.

Cost of Sales and Margins

Cost of sales for the three months ended June 30, 2007, and 2006 were $21,712 and $12,961, respectively. The change in the cost of sales over the two periods is primarily due to an increase in charges from our network service provider reflecting increased bandwidth usage.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2007, and 2006 were $330,500 and $182,318, respectively. General and administrative expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses. The increase in general and administrative expenses is due primarily to the increase in number of employees and concomitant salaries and wages, increased professional fees due to increased accounting, legal and consulting requirements, and increased marketing and travel expenses due to attending trade shows.

Other Income

Other income, for the three months ended June 30, 2007, and 2006 was $374,759 and $2,694, respectively. Other income for the period ended June 30, 2007 comprise primarily of derivative and interest income offset by interest expense and other expense (see Note 6 in the Notes to the Financial Statements). Other income for the period ended June 30, 2006 was interest and other income offset by interest expense.

Net Income (Loss)

Our net income for the three months ended June 30, 2007, amounted to $54,688, and resulted from a loss from operations of $320,071 offset by other income of $374,759. Our net loss for the three months ended June 30, 2006 was $191,012 and resulted from a loss from operations of $193,706 offset by other income of $2,694.

Liquidity and Capital Resources

The June 30, 2007, financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $3,356,564 from inception (January 12, 2005) through June 30, 2007, and has a working capital deficiency and stockholder deficit of $3,280,968 and $3,015,331, respectively, at June 30, 2007. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future. In addition, the Company is in default on its convertible notes and through June 25, 2007, incurred liquidated damages of approximately $62,000 in connection with its convertible debentures (see Note 6). The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

On December 22, 2006, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”) for the sale of $1,000,000 Convertible Debentures (the “Debentures”). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock (“Long-Term Warrants”) exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock (“Short Term Warrants”) exercisable at $0.143 per share. The Long Term Warrants and the Short Term Warrants are exercisable for a period four years from the date of issuance and the earlier of (i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the SEC (the “Initial Exercise Date”) and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively. The Company incurred approximately $62,000 in interest expense relating to the Debentures due to the “Liquidating Damages” clause specified in the Purchase Agreement as a registration statement covering the Registrable Securities was declared effective by the SEC on June 25, 2007, 93 days after the agreed upon date in the Purchase Agreement, March 23, 2007.

The default on the Notes discussed above is an “Event of Default” in accordance with the terms of the Debenture and, therefore, the Debenture holder may declare all principal and interest due and payable immediately; however, the Company has received no notice from the Debenture holder demanding such repayment.

The Debentures bear interest at 4% until June 22, 2007 and 9% thereafter, payable in arrears and mature three years from the date of issuance. Accrued interest is payable in cash semi-annually, beginning on July 1, 2007. The Company has not made the interest payment of $21,271 due on July 1, 2007 and intends to negotiate an extension with the Investor; however there can be no assurance that such negotiation will be successful.

In February 2007 we entered into a master leasing arrangement with Gulf Pointe Capital, LLC for equipment purchases up to a total of $500,000 (see Contractual Obligations below).

At June 30, 2007, we had current liabilities of $3,459,379.

We have no material commitments for capital expenditures. Capital expenditures for the three months ended June 30, 2007 and 2006, amounted to $19,260 and $37,573, respectively.

Off Balance-Sheet Arrangements

We have no material off-balance sheet arrangements as of June 30, 2007.

Contractual Obligations

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.

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

In connection with the Master Lease Agreement, the Company agreed to issue five year warrants to the lender to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $0.18 per share. Ten percent (135,000) of the warrants vested upon execution of the Master Lease Agreement. The remaining 90% of the warrants vest as on a pro rata basis as the lender provides funding under the Master Lease Agreement. As such 303,750 warrants vested upon execution of the sale lease-back described above. The total number of warrants, 438,750, was valued using the Black-Scholes method and applied to the capital lease obligation in accordance with APB 14. This resulted in a decrease in capital lease obligation of $37,726 and a corresponding increase in additional paid-in capital.

Item 3. Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2007, the Company sold 2,000,000 shares of its common stock to an accredited investor at a price of $0.05 per share. Proceeds will be used for general corporate purposes.

The shares of stock issued in the following transactions were valued at the closing market price on the date of issue.

On June 5, 2007, the Company issued 459,778 shares of its common stock with a fair market value of $22,989 for legal expenses.

On July 27, 2007, the Company issued 336,862 shares of its common stock with a fair market value of $6,737 for legal expenses.

Item 3. Defaults Upon Senior Securities

As of August 14, 2007, the Company was in default on nineteen convertible promissory notes totaling a principal amount of $1,107,500 as the term of these notes had passed. In the event of a default resulting from the Company's non-payment of principal or interest when due, the note holder may declare all unpaid principal and accrued interest due and payable immediately. The Company was served a complaint from one investor demanding repayment of $55,000 under one of the Notes (see Legal Proceedings above). The Company has received no notice from any note holder and is currently in the process of renegotiating the terms of its convertible promissory notes; however there can be no assurance that such negotiations will be successful.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On August 3, 2007, the Company’s Articles of Incorporation were restated pursuant to a Restated Articles of Incorporation filed with the Secretary of State of the State of California to increase the number of shares of Common Stock authorized from 100,000,000 shares to 300,000,000 shares.

A copy of the Restated Articles of Incorporation, as filed with the Secretary of State of the State of California, is attached as Exhibit 3.1 to this Quarterly Report on Form 10-QSB, and is incorporated herein by reference.

Item 6. Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Software Technologies, Inc.

Date: August 14, 2007	/s/ Philip D. Ellett
Philip D. Ellett Chief Executive Officer

Date: August 14, 2007	/s/ Christopher J. Floyd
Christopher J. Floyd Chief Financial Officer, Vice President of Finance, and Secretary

 INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Innovative Software Technologies, Inc.

31.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.