Form 10QSB
period 2007-09-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2007-11-19
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 000-27465

INNOVATIVE SOFTWARE
TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

California	95-4691878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
911 Ranch Road 620 N., Suite 204 Austin, TX 78734 (Address of principal executive offices)

(512) 266-2000
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 14, 2007, the registrant had 97,602,885 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format: YES ☐ NO ☒

Index

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet as of September 30, 2007 (unaudited)	4

	Consolidated Statements of Operations for the three months
	Ended September 30, 2007 and 2006 and for the period from inception
	(January 12, 2005) through September 30, 2007 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months
	Ended September 30, 2007 and 2006 and for the period from inception
	(January 12, 2005) through September 30, 2007 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES

INTRODUCTORY NOTE

This Report on Form 10-QSB for Innovative Software Technologies, Inc., (the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in this report and in our Form 10-KSB and any other periodic reports filed with the SEC. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(A DEVELOPMENT STAGE COMPANY)
as of September 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$127,118
Accounts receivable	3,345
Inventory	3,362
Prepaid expenses and other current assets	9,340
Total current assets	143,165
Property and equipment, net	153,979
Deferred financing costs	103,256
Deposits	15,700
Total assets	$416,100
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$796,611
Accrued officer salary and expenses	60,500
Customer deposits	110,554
Deferred gain on sale of fixed assets	7,975
Current portion of capital lease obligation	51,927
Convertible notes and debentures	934,971
Derivative financial instruments	1,652,617
Total current liabilities	3,615,155
Capital lease obligation, less current portion	23,182
Total liabilities	3,638,337
STOCKHOLDERS’ DEFICIT
Preferred stock, 25,000,000 shares authorized, no par value
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	450,000
Common stock - authorized, 300,000,000 shares of $0.001 par
value; issued and outstanding, 81,184,496 shares	81,184
Additional paid-in capital	208,620
Deficit accumulated during the development stage	(3,962,041)
Total stockholders' deficit	(3,222,237)
Total liabilities and stockholders' deficit	$416,100

See accompanying notes to financial statements

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,		From Inception (January 12, 2005) Through September 30,
	2007	2006	2007	2006	2007
REVENUE
High availability	$35,900	$35,100	$67,545	$35,100	$184,363
Business continuity	3,180	1,995	3,675	3,567	11,432
Total Revenue	39,080	37,095	71,220	38,667	195,795
COST OF REVENUE
High availability	11,311	22,338	33,023	33,197	118,779
Business continuity	6,884	1,267	6,884	3,368	6,884
Total cost of revenue, excluding depreciation below	18,195	23,605	39,907	36,565	125,663
GROSS PROFIT	20,885	13,490	31,313	2,102	70,132
OPERATING EXPENSES
General and administrative	188,780	1,095,318	517,165	1,235,504	2,945,282
Commissions and other selling expenses	-	-	-	-	12,500
Depreciation and amortization	31,309	13,353	33,424	19,230	79,266
Total operating expenses	220,089	1,108,671	550,589	1,254,734	3,037,048
LOSS FROM OPERATIONS	(199,204)	(1,095,180)	(519,276)	(1,252,632)	(2,966,917)
OTHER INCOME (EXPENSE) NET
Change in fair value of derivative liabilities	(349,244)	(10,623)	270,919	(10,579)	169,241
Interest expense	(62,814)	(209,715)	(308,691)	(209,715)	(1,225,723)
Interest income	322	2,724	2,585	44	7,747
Other income	5,463	43,685	3,673	8,980	53,610
OTHER INCOME (EXPENSE) NET	(406,273)	(173,929)	(31,514)	(211,270)	(995,125)
LOSS BEFORE INCOME TAXES	(605,477)	(1,269,110)	(550,790)	(1,463,902)	(3,962,041)
INCOME TAXES	-	-	-	-	-
NET LOSS	$(605,477)	$(1,269,110)	$(550,790)	$(1,463,902)	$(3,962,041)
UNDECLARED PREFERRED
STOCK DIVIDENDS	(4,500)	-	(9,000)	-	(22,500)
LOSS APPLICABLE
TO COMMON STOCKHOLDERS	$(609,977)	$(1,269,110)	$(559,790)	$(1,463,902)	$(3,984,541)
BASIC AND DILUTED
LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN
BASIC PER SHARE CALCULATION	76,973,527	71,950,397	75,126,586	64,646,805

See accompanying notes to financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30,		From Inception (January 12, 2005) Through September 30,
	2007	2006*	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(550,790)	$(1,463,902)	$(3,962,041)
Adjustments to reconcile net (loss) to net cash flows from operating activities
Depreciation and amortization	33,424	19,230	79,266
Common stock and stock option based compensation	-	748,484	655,883
Notes payable issued for expenses paid by affiliates and third parties	-	-	258,605
Amortization of deferred gain on sale of assets	(2,658)		(2,658)
Services paid in common stock	29,727	-	126,559
Amortization of convertible debt discount	157,097	169,635	893,452
Change in fair value of derivative liabilities	(270,919)	10,579	(169,241)
Amortization of deferred financing costs	24,966	37,400	120,943
Net change in operating assets and liabilities:
Accounts receivable	5,650	(17,265)	(3,345)
Inventory	(3,362)	-	(3,362)
Prepaid expenses and other current assets	(2,195)	(6,326)	1,460
Deposits	19,557	16,850	(14,700)
Accounts payable and accrued expenses	64,076	(42,584)	40,580
Customer deposits	110,554	-	110,554
Net cash flows from operating activities	(384,873)	(527,899)	(1,868,045)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(33,058)	(139,731)	(206,385)
Fixed assets exchanged for lease payments	2,490	-	2,490
Cash acquired in the reverse acquisition of Innovative	-	51,148	51,149
Net cash flows from investing activities	(30,568)	(88,583)	(152,746)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale lease-back of property and equipment	-	-	125,000
Increase in deferred financing costs	-	-	(156,200)
Proceeds from notes payable	-	372,114	427,969
Repayments of notes payable	-	-	(30,000)
Principal payments under capital lease	(15,917)	-	(21,188)
Proceeds from convertible debt	17,828	275,000	1,681,328
Common stock issued for cash	100,000	-	121,000
Net cash flows from financing activities	101,911	647,114	2,147,909
Net increase (decrease) in cash	(313,530)	30,632	127,118
Cash at beginning of period	440,648	6,270	-
Cash at end of period	$127,118	$36,902	$127,118
SUPPLEMENTAL CASH FLOW INFORMATION
Non cash investing and financing activities
Issuance of common stock to retire notes payable - affiliate	$-	$22,337	$22,337
Issuance of common stock for acquisition	$-	$-	$440,000
Assets acquired under capital lease	$-	$-	$136,512
Fixed assets exchanged for lease payment
Issuance of common stock for debt repayment	$283,633	$-	$458,748
Convertible debt issued for financing costs	$44,000	$-	$88,000
Cash paid for interest	$17,050	$-	$34,100
Cash paid for taxes	$-	$-	$17,050

* Reclassified to conform to the 2007 presentation. Certain items have been reclassified to conform to the current presentation.

See accompanying notes to financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition as of September 30, 2007, and the results of its operations for the six months ended September 30, 2007, and September 30, 2006, and the cash flows for the six months ended September 30, 2007, and September 30, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2007 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007. Operating results for the three-month period ended September 30, 2007, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2008.

On June 26, 2006, Innovative Software Technologies, Inc., a California corporation (“Innovative”), completed the acquisition of AcXess, Inc., a Florida corporation (“AcXess”), in a stock exchange transaction. As a result of the Transaction, AcXess became a wholly owned subsidiary of Innovative.

The accompanying unaudited consolidated financial statements present the accounts of Innovative and its wholly owned subsidiaries, AcXess, Inc., and EPMG, Inc. (collectively, the “Company”). All intercompany balances and significant transactions have been eliminated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $3,962,041 from inception (January 12, 2005) through September 30, 2007, and has a working capital deficiency and stockholder deficit of $3,368,734 and $3,222,237, respectively, at September 30, 2007. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. The Company expects to incur operating losses for the foreseeable future. The Company is in default on its convertible notes and through September 30 and incurred liquidated damages of approximately $62,000 in connection with its convertible debentures (see Note 6). The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Management intends to continue to finance operations through fundraising activities as well as to seek potential acquisitions that have positive cash flows; however, there can be no assurance of successful fundraising or acquisition activity in the future.

(2)	Summary of Significant Accounting Policies

(a) Loss per Common Share

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

Basic loss per share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Summary of Significant Accounting Policies (continued)

(a) Loss per Common Share (continued)

Shown below are the incremental common shares attributable to the exercise of outstanding options and warrants that were excluded from the computation of diluted loss per share because the effect would be antidilutive.

	2007	2006
Warrants and stock options	34,180,205	11,678,349

 (b) Customer Concentration

During the six months ended September 30, 2007 and 2006, two customers accounted for approximately 92% and 82% of revenues, respectively. The loss of these customers would have a material adverse effect on financial results.

(c) Deferred Financing Costs

The Company capitalizes financing costs as incurred and amortizes these costs to interest expense over the life of the underlying instruments.

(3)	Common Stock

On June 5, 2007, the Company issued 459,778 shares of its common stock with a fair market value of $22,989 for legal expenses. On July 27, 2007, the Company issued 336,862 shares of its common stock with a fair market value of $6,737 for legal expenses. The shares of stock issued in the above transactions were valued at the closing market price on the date of issue.

On August 9, 2007, the Company sold 2,000,000 shares of its common stock to an accredited investor at a price of $0.05 per share. The Company also issued a warrant to the investor to purchase 2,000,000 shares of its common stock at an exercise price of $0.05 per share. The warrant has an expiration of 2 years from the date of issue.

On August 23, 2007, the Company issued an aggregate of 5,672,655 shares of common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $283,633, based on a conversion price of $0.05 per share.

(4)	Commitments, Concentrations and Contingencies

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

The Master Lease Agreement calls for draws of a minimum of $100,000, a minimum term of 18 months and a maximum term of 36 monthsThe lease entered into in February 2007 has monthly payments of $6,363. The Company accounted for this lease as a capital lease.

In connection with the Master Lease Agreement, the Company agreed to issue five year warrants to the lender to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $0.18 per share. Ten percent (135,000) of the warrants vested upon execution of the Master Lease Agreement. The remaining 90% of the warrants vest as on a pro rata basis as the lender provides funding under the Master Lease Agreement. As such 303,750 warrants vested upon execution of the sale lease-back described above. The total number of warrants, 438,750, was valued using the Black-Scholes method and applied to the capital lease obligation in accordance with Accounting Principles Board (“APB”) No. 14. This resulted in a decrease in capital lease obligation of $37,726 and a corresponding increase in additional paid-in capital.

Rent expense under all operating leases for the six month periods ended September 30, 2007, and 2006, was $21,243 and $25,310 respectively. As of July 1, 2007, our principal executive offices are located at 911 Ranch Road 620 North, Austin, Texas 78734. This office consists of approximately 340 square feet which we rent for $900 per month. The term of the lease is month to month with a 60 day notice period.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)	Commitments, Concentrations and Contingencies (continued)

(b) Litigation:

Kansas City Explorers

The Company is a defendant in a lawsuit in the Circuit Court of Platte County, Missouri, “Kansas City Explorers vs. Innovative Software” Case no. 04CV82050 in which the claimant is seeking money for advertising which it alleges is still due, and have alleged damages of $50,028. The claimant has been court ordered to produce answers to certain discovery requests of the Company which they have failed to produce. Management intends to aggressively defend the claim based upon the lack of contract between the parties, lack of proof of damages, as well as minimal proof of advertising services actually performed for Company products and services, and other legal and equitable defenses. The Company has not accrued any amount for the contingency.

Bernard F. Mathaisel

On June 14, 2007 the Company was served with a complaint from Bernard F. Mathaisel for breach of contract relating to an alleged consulting agreement with the Company and breach of contract alleging failure to repay a Note due him in the principal amount of $55,000. On October 11, 2007, Mr. Mathaisel and the Company executed a mutual release and the complaint was dismissed on October 25, 2007 following the purchase of the Mathaisel note by another investor.

(5)	Convertible Notes and Derivative Liabilities

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

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Convertible Notes and Derivative Liabilities (continued)

Derivative Financial Instruments (continued)

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of September 30, 2007 $1,652,617 of derivative financial instruments have been classified as current liabilities.

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes (the “Notes”) to accredited investors. These notes have a term of six months, an interest rate of 12% per annum, and are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described). In addition, each of the Notes is issued with warrants to purchase Company common stock at a strike price of $0.05 per share. The number of warrants granted is determined by multiplying the face value of each note issued by four. In October the Board of Directors of the Company approved an increase in the amount to be raised under this financing to $1,500,000. A total of $1,107,500 had been raised as of November 10, 2006, when the Company closed the round. As of September 30, 2007, the Company was in default on all Notes totaling a principal amount of $1,107,500. In the event of a default resulting from the Company's non-payment of principal or interest when due, a holder of the Notes may declare all unpaid principal and accrued interest due and payable immediately. The Company was served a complaint from one investor demanding repayment of $55,000 under one of the Notes (see Note 4). No notice has been received from any other holder of the Notes and the Company is currently in the process of renegotiating the terms of the Notes; however there can be no assurance that such negotiations will be successful.

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

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Convertible Notes and Derivative Liabilities (continued)

Derivative Financial Instruments (continued)

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

The discount from the face amount of the Notes represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of each of the Notes, using the effective interest method. Amortization related to the Notes for the period ended September 30, 2007, was $139,622.

On August 23, 2007, the Company issued an aggregate of 5,672,655 shares of common stock in exchange for the conversion of convertible promissory notes with the principal amount of $263,315 and accrued interest of $20,318 totaling $283,633, based on a conversion price of $0.05 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The balance of the notes at September 30, 2007 is $902,722.

The conversion option related to the Debentures was bifurcated from the Debentures and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion option which was valued using the Flexible Monte Carlo Simulation methodology, was recorded at its initial fair value of an aggregate of $553,466.

The discount from the face amount of the Debentures represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Debentures, using the effective interest method. Amortization related to the Debentures for the three months and six months ended September 30, 2007, was $10,421 and $17,475, respectively.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Convertible Notes and Derivative Liabilities (continued)

Derivative Financial Instruments (continued)

A summary of the Debentures and related derivative instrument liabilities at September 30, 2007, is as follows:

Debenture; 4% per annum (increasing to 9% per annum in July 2007); due December 22, 2009	$1,000,000
Less: unamortized discount related to warrants and bifurcated embedded derivative instruments	(967,750)
Total carrying value at September 30, 2007	$32,250

The total carrying value of the Notes and Debentures at September 30, 2007 was $934,971.

The Company uses the Black-Scholes valuation model to value the warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at September 30, 2007, the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Notes. All warrants and conversion options can be exercised by the holder at any time.

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

 At September 30, 2007, the following derivative liabilities related to common stock warrants and embedded derivative instruments were outstanding as a result of the issuance of the Notes:

			Exercise	Value	Value
			Price Per	Issue	September 30,
Issue Dates	Expiry Dates		Share	Date	2007

May 22, through	May 22, through	1,600,000
October 26, 2006	October 26, 2011	warrants	$0.05	$82,239	$143,831
Fair value of freestanding derivative instrument liabilities for warrants					$143,831
May 22, through	May 22, through
October 26, 2006	October 26, 2011			$801,911	$849,184

Fair value of bifurcated embedded derivative instrument
liabilities associated with the above convertible notes					$849,184
Total derivative financial instruments					$993,015

The following table reflects the number of common shares into which the aforementioned derivatives resulting from the issuance of Notes are indexed at September 30, 2007:

Embedded derivative instruments	35,000,000
Freestanding derivatives (warrants)	4,430,000
39,430,000

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Convertible Notes and Derivative Liabilities (continued)

Derivative Financial Instruments (continued)

At September 30, 2007, the following derivative liabilities related to common stock warrants and embedded derivative instruments were outstanding as a result of the issuance of the Debentures:

			Exercise	Value	Value
			Price Per	Issue	September 30,
Issue Dates	Expiry Dates		Share	Date	2007

December 22, 2006	October 26, 2011	10,714,285 warrants	$0.05	$964,286	$384,264

Fair value of freestanding derivative instrument liabilities for warrants					$384,264

December 22, 2006	December 22, 2009			$553,466	$275,338

Fair value of bifurcated embedded derivative instrument
liabilities associated with the above convertible notes					$275,338

Total derivative financial instruments					$659,602

The following table reflects the number of common shares into which the aforementioned derivatives resulting from the issuance of the Debentures are indexed at September 30, 2007:

Embedded derivative instruments	9,749,041
Freestanding derivatives (warrants)	12,714,285
22,463,326

The total value of Derivative Financial Instruments at September 30, 2007 was $1,652,617.

(6)	Subsequent Events

On July 24, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) with AcXess, Inc., its wholly owned subsidiary, (“AcXess”), Thomas Elowson, President of AcXess, (“Elowson”), Raymond Leitz, Chief Technical Officer of AcXess, (“Leitz”), and Helge Solberg, Chief Architect of AcXess, (“Solberg”), (collectively, Elowson, Leitz, and Solberg referred to herein as the “Buyers”) wherein (i) AcXess redeemed shares of its common stock from the Company in return for the issuance of a promissory note to the benefit of the Company (the “Note”) and the signing of a Non-Exclusive License Agreement with the Company, (the “License Agreement”) and (ii) the Buyers exchanged stock of the Company held by them (the “Stock”) in exchange for stock in AcXess and Elowson canceled options for stock in the Company held by him (the “Options”) in exchange for stock in AcXess. Immediately following the above redemptions and exchanges, the Company will continue to own 984,457 shares, or approximately 21.9% of the outstanding common stock, of AcXess. The transactions contemplated by the Agreement are expected to close upon approval of the transactions by the Company’s shareholders. AcXess has 4,500,000 shares of common stock outstanding.

The Note will be in the principal amount of $1,000,000, have a term of two years, and bear an interest rate of 10% per annum, interest to accrue until maturity. The Note is subject to a security agreement (the “Security Agreement”) which collateralizes the Note with all assets of AcXess and has an acceleration clause for any material default. AcXess will redeem 1,000,000 shares of its common stock from the Company with the issuance of the Note.

The License Agreement grants the Company a non-exclusive worldwide right and license under AcXess’s patents and any improvements relating to business continuity software to make, have made, use, sell and otherwise commercialize business continuity solutions, with restricted rights on the part of the Company to grant sublicenses. In addition, the License Agreement grants the Company “Best Pricing” on AcXess’ current and future products and services. The License Agreement, like the Note, was granted in consideration of the sale by the Company to AcXess of 1,500,000 shares of AcXess common stock.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Subsequent Events (continued)

In the above-described exchange, the Buyers exchanged 4,477,292 shares of common stock of the Company for 537,275 shares of common stock of AcXess held by the Company.

Elowson received 478,268 shares of common stock of AcXess held by the Company in exchange for the cancellation of his options to purchase 5,978,349 shares of common stock of the Company. These options were fully vested, had an exercise price of $0.13 per share and an expiration of August 9, 2016.

On October 11, 2007 the Company and Bernard Mathaisel entered into a mutual settlement agreement to dismiss a complaint filed by Mr. Mathaisel against the Company (see Note 4).

Between October 12, 2007 and October 18, 2007, the Company issued an aggregate of 14,633,759 shares of common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $731,688, based on a conversion price of $0.05 per share.

On October 12, 2007, the Company’ Chief Financial Officer accepted an offer from the Company to convert $60,500 in accrued expenses and wages into 1,210,000 shares of the Company’s common stock, based on a conversion price of $0.05 per share. The accrued expenses comprised wages and expenses accrued in the 2006 calendar year.

On October 12, 2007, the Company granted Philip D. Ellett, the Company’s Chief Executive Officer, and Christopher J. Floyd, the Company’s Chief Financial Officer, 21,000,000 options and 7,500,000 options, respectively, to purchase shares of common stock of the Company at an exercise price of $0.05 per share. The closing price of the Company’s common stock, as quoted on the Pink Sheets on October 11, 2007, was $0.03. The options vested according to the following schedule: (1) 25% of each person’s options on the date of grant and (2) the remaining 75% of each person’s options will vest pro-rata over the 36 months thereafter. The options issued to Mr. Ellett and Mr. Floyd have an expiration date of October 11, 2017.

On October 19, 2007 the Company issued an aggregate of 574,630 shares of common stock in exchange for the conversion of a convertible promissory note and accrued interest therein in the aggregate amount of $28,732, based on a conversion price of $0.05 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On November 1, 2007, the Board of Directors of the Company approved the dismissal of Mayer Hoffman McCann P.C. ("MHM") as independent auditors for the Company and its subsidiaries. MHM’s reports on the Company's financial statements for the prior year did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. MHM’s report for the year ended March 31, 2007 was modified to include an emphasis regarding uncertainty about our ability to continue as a going concern. There have been no disagreements with MHM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MHM, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

 On November 1, 2007, the Board of Directors approved the Company's engagement of PMB Helin Donovan, LLP ("Helin") as independent auditors for the Company and its subsidiaries. The Company engaged Helin on November 1, 2007.

On October 1, 2007, Innovative Software Technologies, Inc. (the “Company”) entered into a Share Purchase Agreement (the “Agreement”) to purchase all of the outstanding shares of Xalles Limited, an Irish corporation (“Xalles”). The Agreement was entered into among the Company, Xalles, and Meridian Bay Limited, a Hong Kong corporation and the owner of 100% of the stock of Xalles (“Seller”). Under the Agreement Xalles will become a wholly owned subsidiary of the Company at the time of the closing of the transaction (the “Closing”). At Closing, the Agreement calls for the delivery of 20 million shares of the Company’s common stock to Seller in exchange for all the issued and outstanding shares of Xalles. In addition, the Agreement provides for the issuance of additional shares to Seller based on the future net income before tax of Xalles (“NIBT”) as follows: 20 million shares issuable based on Xalles NIBT of at least $1,000,000 for the 2008 calendar year, and 20 million shares issuable based on Xalles NIBT of at least $1,600,000 for the 2009 calendar year.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	Subsequent Events (continued)

The Closing of this transaction is subject to certain conditions, including the completion of the reincorporation merger of the Company through which the Company will no longer be a California corporation and will become a Delaware corporation (“Redomicile”). The Redomicile was approved by a majority of the Company’s shareholder’s on August 24, 2007, as previously reported on the Preliminary Information Statement on Schedule 14C filed filed with the SEC on 28, 2007. Timing of the Closing is expected to be within 90 days of the filing of the Form 8-K.

The offers and sale of the Company common stock to Seller pursuant to the Agreement is being made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Such offer and sale is being made without any form of general solicitation and with full access to any information requested by the Seller regarding the Company or the Company common stock offered pursuant to the Agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The information presented in this section should be read in conjunction with our audited financial statements and related notes for the periods ended March 31, 2007 and 2006 included in our Form 10-KSB, filed July 19,2007, as well as the information contained in the financial statements, including the notes thereto, appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this report.

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

Overview

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the six months ended September 30, 2007, and 2006. Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

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

AcXess was formed to provide Business Continuity (“BC”) products and services to the Small and Medium Enterprise (“SME”) market. “Business Continuity” products and services are an advanced form of disaster recovery solutions for electronic data backup wherein the data and/or applications are available upon failure through means of connectivity to remote server locations. Management believes that the North American SME market for BC services (defined as companies with 50 to 5,000 employees) is underserved and that various technologies have matured to a point where the SME market can now be supplied robust BC services, which were previously only available to large corporations and at substantial cost.

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

Results of Operations

Three months ended September 30, 2007, compared to the three months ended September 30, 2006.

Revenues

Revenues for the three months ended September 30, 2007, and 2006 were $39,080 and $37,095, respectively. Revenues derived primarily from our High Availability product line.

Cost of Sales and Margins

Cost of sales for the three months ended September 30, 2007, and 2006 were $18,195 and $23,605, respectively. The decrease in the cost of sales over the two periods is primarily due to the termination of our Boca collocation agreement which was primarily used for initial project setup purposes and which is no longer needed. Our gross margins increased to approximately 46% from 36% for the three months ended September 30, 2007 and 2006, respectively, due primarily to the reduction in network costs from the termination of the Boca collocation agreement.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2007, and 2006 were $220,089 and $1,108,671, respectively. General and administrative expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses. The decrease in general and administrative expenses is due primarily to the decrease in number of employees and therefore in salaries and decreased marketing and travel expenses.

Other Loss

Other loss, for the three months ended September 30, 2007, and 2006 was $406,273 and $173,929, respectively. Other income for the period ended September 30, 2007 comprise primarily of derivative and interest income offset by interest expense and other expense (see Note 5 in the Notes to the Financial Statements). The decrease in the fair value of the derivatives was 349,244 and 10,623 for the three months ended September 30, 2007 and 2006, respectively. Interest expense was 62,814 and 209,715 for the three months ended September 30, 2007 and 2006, respectively. Interest expense for the three months ended September 30, 2006 was due primarily to the amortization of debt discounts and deferred financing costs relating to the issuance of convertible notes which discounts and deferred financing costs have been fully amortized in the present period.

Net Loss

Our net loss for the three months ended September 30, 2007, amounted to $605,477, and resulted from a loss from operations of $199,204 primarily due to decreased general and administrative expenses. Our net loss for the three months ended September 30, 2006 was $1,269,110 and resulted from a loss from operations of $1,095,180 primarily due to the general and administrative expenses.

Six months ended September 30, 2007, compared to the six months ended September 30, 2006.

Revenues

Revenues for the six months ended September 30, 2007, and 2006 were $71,220 and $38,667, respectively. Revenues derived primarily from our High Availability product line.

Cost of Sales and Margins

Cost of sales for the six months ended September 30, 2007, and 2006 were $39,907 and $36,566, respectively. Our gross margins increased to approximately 44% from 5% for the six months ended September 30, 2007 and 2006, respectively, due primarily to the startup nature of the business in 2006.

Operating Expenses

General and administrative expenses for the six months ended September 30, 2007, and 2006 were $550,589 and $1,254,734, respectively. General and administrative expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses. The decrease in general and administrative expenses is due primarily to the decrease in number of employees and therefore in salaries and decreased marketing and travel expenses.

Other Loss

Other loss, for the six months ended September 30, 2007, and 2006 was $31,514 and $211,270, respectively. Other income for the period ended September 30, 2007 comprise primarily of derivative and interest income offset by interest expense and other expense (see Note 5 in the Notes to the Financial Statements). The increase in the fair value of derivatives for the six months ended September 30, 2007 was 270,919, and a loss of 10,579 for the six months ended September 30, 2006. Interest expense was 308,691 and 209,715 for the six months ended September 30, 2007 and 2006, respectively. Interest expense for the periods comprised primarily the amortization of debt discounts relating to convertible note issuances as well as the amortization of deferred financing costs.

Net Loss

Our net loss for the six months ended September 30, 2007, amounted to $550,790, and resulted from a loss from operations of $519,276. Our net loss for the six months ended September 30, 2006 was $1,463,902 and resulted from a loss from operations of $1,252,632.

Liquidity and Capital Resources

The September 30, 2007, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $3,962,041 from inception (January 12, 2005) through September 30, 2007, and has a working capital deficiency and stockholder deficit of $3,368,734 and $3,222,237, respectively, at September 30, 2007. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future. In addition, the Company is in default on two convertible notes in the aggregate principal amount of $155,000. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

The Debenture bears interest at 4% until June 22, 2007 and 9% thereafter, payable in arrears, and matures three years from the date of issuance. Accrued interest is payable in cash semi-annually, beginning on July 1, 2007. The Company has not made the interest payment of $21,271 due on July 1, 2007 and intends to negotiate an extension with the Investor; however there can be no assurance that such negotiation will be successful.

In February 2007, we entered into a master leasing arrangement with Gulf Pointe Capital, LLC for equipment purchases up to a total of $500,000 (see Contractual Obligations below).

At September 30, 2007, we had current liabilities of $3,615,155.

We have no material commitments for capital expenditures.

Contractual Obligations

In February 2007, the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633, which was deferred and will be recognized over the 24 month term of the lease.

The Master Lease Agreement calls for draws of a minimum of $100,000, a minimum term of 18 months and a maximum term of 36 months. The leasing factor for each new lease under the master lease is as follows; 18 Months - 0.06476, 24 Months - 0.05090, 30 Months - 0.04263, 36 Months - 0.03716. The lease entered into in February 2007 has a lease factor of 0.0509 resulting in monthly payments of $6,363. The lease entered into in February 2007 has a lease factor of 0.0509 resulting in monthly payments of $6,363. The Company accounted for this lease as a capital lease.

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

Item 3. Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Bernard F. Mathaisel

On June 14, 2007 the Company was served with a complaint from Bernard F. Mathaisel for breach of contract relating to an alleged consulting agreement with the Company and breach of contract alleging failure to repay a Note due him in the principal amount of $55,000. On October 11, 2007, Mr. Mathaisel and the Company executed a mutual release and the complaint was dismissed on October 25, 2007 following the purchase of the Mathaisel note by another investor.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2007, the Company issued 459,778 shares of its common stock with a fair market value of $22,989 for legal expenses. On July 27, 2007, the Company issued 336,862 shares of its common stock with a fair market value of $6,737 for legal expenses. The shares of stock issued in the above transactions were valued at the closing market price on the date of issue.

On August 9, 2007, the Company sold 2,000,000 shares of its common stock to an accredited investor at a price of $0.05 per share. Proceeds will be used for general corporate purposes. The shares of stock issued in the following transactions were valued at the closing market price on the date of issue.

On August 23, 2007, Innovative Software Technologies, Inc. (the “Company”) issued an aggregate of 5,672,655 shares of common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $283,633, based on a conversion price of $0.05 per share.

Item 3. Defaults Upon Senior Securities

As of November 14, 2007, the Company was in default on two convertible promissory notes totaling a principal amount of $155,000 as the term of these notes had passed. In the event of a default resulting from the Company's non-payment of principal or interest when due, the note holder may declare all unpaid principal and accrued interest due and payable immediately. The Company has received no notice from either note holder. On August 23, 2007, one holder converted notes with the principal amount of $263,315 and accrued interest of $20,318 totaling $283,633, for 5,672,655 shares of common stock. This transaction was exempt from registration pursuant to Section 4(2) of the Securities.

Between October 12, 2007 and October 18, 2007, the Company issued an aggregate of 14,633,759 shares of common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $731,688, based on a conversion price of $0.05 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Software Technologies, Inc.

Date: November 19, 2007	/s/ Philip D. Ellett Philip D. Ellett Chief Executive Officer

Date: November 19, 2007	/s/ Christopher J. Floyd Christopher J. Floyd Chief Financial Officer, Vice President of Finance, and Secretary

 INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.