Form 10QSB/A
period 2006-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2008-02-19
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE:  Innovative Software Technologies, Inc. is filing this Quarterly Report on Form 10-QSB/A to amend the Quarterly Report on Form 10-QSB initially filed with the Securities Exchange Commission on February 14, 2007, to correct a clerical error in reporting the Statement of Cash Flows for the quarter ended December 31, 2006:

	For the Nine Months Ended December 31, 2006
	AS FILED	AS AMENDED	DIFFERENCE
Net Loss	$(2,424,383)	$(3,386,485)	$(962,102)
Services paid in stock	(881,795)	80,307	962,102

	Since Inception (January 12, 2005) Through December 31, 2006
	AS FILED	AS AMENDED	DIFFERENCE
Net Loss	$(2,911,734)	$(3,873,836)	$(962,102)
Services paid in stock	(728,637)	233,465	962,102

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
FORM 10-QSB/A
QUARTER ENDED DECEMBER 31, 2006

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

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

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Since Inception
			(January 12, 2005)
	For the Nine Months		Through
	Ended December 31,		December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,386,485)	$(215,510)	$(3,873,836)
Adjustments to reconcile net (loss) to			-
net cash flows from operating activities			-
Depreciation and amortization	32,248	-	32,326
Stock and options based compensation	726,528	-	973,484
Services paid in stock	80,307	-	233,465
Amortization of convertible debt discount	495,503	-	495,503
Derivative loss	1,056,398	-	1,056,398
Amortization of deferred financing costs	72,444	-	72,444
Net change in operating assets and liabilities
Account receivables	-	-	-
Prepaid expenses and other current assets	(17,722)	(500)	(29,123)
Deposits	16,350	-	(16,400)
Accounts payable and accrued expenses	(36,600)	14,336	(32,344)
Customer deposits	2,940	-	2,940
Net cash flows from operating activities	(958,089)	(26,559)	(1,085,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(145,824)	-	(150,510)
Increase in deferred financing costs	(166,200)	-	(166,200)
Net cash flows from investing activities	(312,024)	-	(316,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	372,114	180,970	489,122
Proceeds from convertible debentures	1,707,500		1,707,500
Stock issued for cash	-	21,000	21,000
Cash acquired in the reverse acquisition of Innovative	51,148	-	51,148
Net cash flows from financing activities	2,130,762	26,855	2,268,770
	-
NET INCREASE IN CASH	860,649	296	866,918

CASH AT BEGINNING OF PERIOD	6,269	-	-

CASH AT END OF PERIOD	$866,918	$296	$866,918

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for acquisition	$440,000	$-	$440,000
Issuance of common stock for debt repayment	$183,115	$-	$183,115

See accompanying notes.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)    Basis Of Presentation and Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB/A and Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition as of December 31, 2006, and the results of its operations for the three and nine months ended December 31, 2006, and December 31, 2005, and the cash flows for the nine months ended December 31, 2006, and December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2005 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as well as the Company’s report on Form 8-K filed June 30, 2006, reporting the acquisition of AcXess, Inc., described below. Operating results for the three and nine month periods ended December 31, 2006, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2007.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under “Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements” included in Part 1 of this report. When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB/A.

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

Innovative Software Technologies, Inc.

Date: February 15, 2008	/s/ Philip D. Ellett
Philip D. Ellett Chief Executive Officer

Date: February 15, 2008	/s/ Christopher J. Floyd
Christopher J. Floyd Chief Financial Officer, Vice President of Finance, and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.