Form 10QSB
period 2007-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2008-02-19
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 000-27465

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	26-1469061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

YES ☐    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of  February  14, 2007, the registrant had 101,184,199  shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format: YES ☐    NO ☒

i

ii

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

iii

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
(UNAUDITED)

December 31, 2007

Assets
Current assets

Cash and cash equivalents	$366,836
Accounts receivable	22,695
Prepaid services and other current assets	5,740

Total current assets	395,271

Furniture and equipment, net of accumulated depreciation of $40,739	129,344
Deposits and other assets	2,400

Total assets	$527,015

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities (note 3)	$899,259
Advances payable (note 4)	336,177
Current portion of capital lease obligation	61,673
Deferred revenue (note 5)	93,863
Deferred gain of sale of fixed assets (note 9)	6,203
Convertible debentures (note 6)	47,646

Total current liabilities	1,444,821

Capital lease obligation, less current portion (note 9)	12,091

Total liabilities	1,456,912

Commitments and contingencies (note 9)	-

Stockholders' deficit
Preferred stock, 25,000,000 shares authorized, no par value:
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	450,000
Common stock, $0.001 par value; 30,000,000 shares authorized;
101,184,199 shares issued and outstanding at December 31, 2007 (note 7)	101,184
Additional paid-in capital	3,088,936
Deficit accumulated during the development stage	(4,570,017)
Total stockholder's deficit	(929,897)

Total liabilities and stockholders' deficit	$527,015

See accompanying notes form an integral part of these unaudited  condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSS
(UNAUDITED)

					Cumulative from
	For the Three	For the Three	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	(January 12, 2005)
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007

Revenue
Revenue	$75,802	$20,770	$147,022	$59,437	$271,597
	-				-
Total revenue	75,802	20,770	147,022	59,437	271,597

Cost of revenue
Cost of revenue	7,943	22,402	47,850	58,967	133,606
Total cost of revenue, excluding depreciation below	7,943	22,402	47,850	58,967	133,606

Gross profit (loss)	67,859	(1,632)	99,172	470	137,991

Operating expenses:
Sales, General and administrative expenses	564,893	537,179	1,115,481	1,791,913	3,601,941
Total operating expenses	564,893	537,179	1,115,481	1,791,913	3,601,941

Operating loss	(497,034)	(538,811)	(1,016,309)	(1,791,443)	(3,463,950)

Other expense:
Income (expense) from change in fair value of derivative liabilities	-	(1,045,818)	270,919	(1,056,398)	169,241
Interest (expense)	(111,122)	(361,435)	(419,813)	(571,150)	(1,336,845)
Interest income	146	317	2,731	361	7,893
Gain on sale of fixed assets	1,329	-	3,987	-	1,329
Other income (expense)	(1,295)	23,165	(280)	32,145	52,315
Total other income (expense)	(110,942)	(1,383,771)	(142,456)	(1,595,042)	(1,106,067)

Loss before taxes	(607,976)	(1,922,582)	(1,158,765)	(3,386,485)	(4,570,017)

Provision for taxes	-	-	-	-	-

Net loss	$(607,976)	$(1,922,582)	$(1,158,765)	$(3,386,485)	$(4,570,017)

Undeclared preferred stock dividends	(4,500)	-	(13,500)	-	(27,000)

Loss applicable to common stockholders	$(612,476)	$(1,922,582)	$(1,172,265)	$(3,386,485)	$(4,597,017)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.05)	$(0.06)

Weighted average shares outstanding -
basic and diluted	95,962,617	72,473,638	81,929,794	67,265,237	72,036,745

See accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	(January 12, 2005)
	December 31,	December 31,	to December 31,
	2007	2006	2007
		(restated)
Cash flows from operating activities:
Net loss	$(1,158,765)	$(3,386,485)	$(4,570,017)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	64,083	32,248	109,926
Common stock and stock option based compensation	247,713	726,528	903,596
Notes payable issued for expenses paid by affiliates and third parties			258,605
Amortization of deferred gain on sale of assets	(3,987)	-	(3,987)
Services paid in common stock	29,727	80,307	126,559
Amortization of convertible debt discount	229,575	495,503	965,930
Change in fair value of derivative liabilities	(270,919)	1,056,398	(169,241)
Amortization of deferred financing costs	136,222	72,444	232,199
Net change in operating assets and liabilities:
Accounts receivable	(13,700)	-	(22,695)

Prepaid expenses and other current assets	1,405	(17,722)	5,060
Advances payable	336,177	-	336,177
Deposits	32,857	16,350	(1,400)
Accounts payable and accrued expenses	170,608	(36,600)	147,113
Customer deposits	93,863	2,940	93,863

Net cash used in operating activities	(105,140)	(958,089)	(1,588,312)

Cash flows from investing activities:
Purchase of fixed assets	(42,102)	(145,824)	(215,429)
Proceeds from sale-leaseback of property and equipment	-	-	125,000
Increase in deferred financing costs	-	(166,200)	(156,200)

Net cash used in investing activities	(42,102)	(312,024)	(246,629)

Cash flows from financing activities:

Stock issued for cash	100,000	-	121,000
Proceeds from notes payable	-	372,114	427,969
Principal payments on notes payable	-	-	(30,000)
Proceeds from convertible debentures	-	1,707,500	1,663,500
Principal payments under capital lease	(26,570)		(31,841)
Cash acquired in the reverse acquisition of Innovative	-	51,148	51,149

Net cash provided by financing activities	73,430	2,130,762	2,201,777

Net increase (decrease) in cash and cash equivalents	(73,812)	860,649	366,836

Cash and cash equivalents at beginning of period	440,648	6,269	-

Cash and cash equivalents at end of period	$366,836	$866,918	$366,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine	For the Nine	Cumulative
	Months Ended	Months Ended	from Inception
	December 31,	December 31,	(January 12, 2005) to
	2007	2006	December 31, 2007

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$17,050	$-	$17,050

Taxes	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for acquisition	$-	$440,000	$440,000

Issuance of common stock for debt repayment	$1,223,119	$183,115	$1,398,234

Assets acquired under capital lease	$-	$-	$136,512

Fixed assets exchanged for lease payment	$2,490	$-	$2,490

Issuance of common stock to retire notes payable - affiliate	$-	$-	$22,337

Charge warrants and embedded derivative liabilities
to additional paid-in capital	$1,668,817	$-	$1,668,817

Convertible debt issued for financing costs	$44,000	$-	$88,000

Issuance of shares to officer for accrued payroll	$60,500	$-	$60,500

See accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition as of December 31, 2007, and the results of its operations for the three and nine months ended December 31, 2007, and December 31, 2006, and the cash flows for the nine months ended December 31, 2007, and December 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2007 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007. Operating results for the three and nine month period ended December 31, 2007, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2008.

On June 26, 2006, Innovative Software Technologies, Inc., (“Innovative”), completed the acquisition of AcXess, Inc., a Florida corporation (“AcXess”), in a stock exchange transaction. As a result of the Transaction, AcXess became a wholly owned subsidiary of Innovative.

On November 28, 2007 the  (“Effective Date”) Innovative Software Technologies, Inc., (“Innovative Software – CA”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Innovative Software Technologies, Inc., a Delaware entity (“Innovative Software-DE”). Pursuant to the Merger Agreement, Innovative Software-CA and Innovative Software-DE were merged with and into the surviving corporation, Innovative Software-DE, (“Innovative”, or  the “Company.”).   As of the Effective Date, the certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers in office of the surviving corporation became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, on July 9, 2007 the Company filed with the Secretary of State of Delaware a Certificate of Merger with respect to the Innovative Software-CA and Innovative Software - DE merger.

The accompanying unaudited consolidated financial statements present the accounts of Innovative and its wholly owned subsidiaries, AcXess, Inc., and EPMG, Inc. (collectively, the “Company”). All intercompany balances and significant transactions have been eliminated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $4,570,017 from inception (January 12, 2005) through December 31, 2007, and has a working capital deficiency and stockholder deficit of $1,049,550   and $929,897  respectively, at December 31, 2007. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. The Company expects to incur operating losses for the foreseeable future.

Management intends to continue to finance operations through fundraising activities as well as to seek potential acquisitions that have positive cash flows; however, there can be no assurance of successful fundraising or acquisition activity in the future.

On July 24, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) with AcXess, Inc., its wholly owned subsidiary,  Thomas Elowson, President of AcXess, Raymond Leitz, Chief Technical Officer of AcXess, and Helge Solberg, Chief Architect of AcXess,  (collectively, Elowson, Leitz, and Solberg referred to herein as the “Buyers”) wherein (i) AcXess redeemed shares of its common stock from the Company in return for the issuance of a promissory note to the benefit of the Company and the signing of a Non-Exclusive License Agreement with the Company, and (ii) the Buyers exchanged stock of the Company held by them  in exchange for stock in AcXess and Elowson canceled options for stock in the Company held by him in exchange for stock in AcXess.  Immediately following the above redemptions and exchanges, the Company will continue to own 984,457 shares, or approximately 21.9% of the outstanding common stock, of AcXess.  The transactions contemplated by the Agreement  are expected to close upon approval of the transactions by the Company’s shareholders.  AcXess has 4,500,000 shares of common stock outstanding.  The Company has determined that it is in its best interests to close this transaction after acquiring another operating entity; however, there can be no assurance that the Company will be successful in negotiating an agreement to acquire another operating entity nor can there be any assurance that the Company, should it successfully negotiate an agreement to acquire another operating entity, will be successful in closing such a transaction. Please refer to the Company’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 30, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Long-lived Assets

The Company accounts for its long-lived assets under the provision of Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted Inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

Revenue Recognition

The Company  recognizes  revenues from  contracts in which the Company  provides  website hosting and consulting services as the services are performed. The contractual terms of the  agreements  dictate the  recognition  of revenue by the  Company.  Payments received in advance are deferred until the service is provided.

Contract costs include all direct equipment, material, and labor costs and those indirect costs related to contract performance, such as indirect labor. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance, contract conditions, and estimated profitability that may result in revisions to costs and income are recognized in the period in which the revisions are determined.

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which superseded SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104  incorporates  Emerging  Issues Task Force  (“EITF”) No. 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  Through December 31, 2007, all of the Company’s revenue has been service revenue.

Offering Costs

Direct costs of an equity offering are charged to additional paid-in capital upon closing of the offering and receipt of funds.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair values approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

A summary of option activity under the Plan as of December 31, 2007, and changes during the period ended are presented below:

		Weighted Average
	Options	Exercise Price
Outstanding at March 31, 2007	13,983,349	$0.11
Issued	28,500,000	0.05
Exercised	-	-
Forfeited or expired	(65,000)	0.25
Outstanding at December 31, 2007	42,418,349	$0.06

Non-vested at December 31, 2007	22,207,390	$0.05
Exercisable at December 31, 2007	20,210,959	$0.06

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.03 as of December 31, 2007, and the exercise price multiplied by the number of options outstanding. As of December 31, 2007, total unrecognized stock-based compensation expense related to stock options was $601,588. The total stock based compensation expense  for the three and nine months  ended December 31, 2007 was $247,713.

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

Shown below are the incremental common shares attributable to the exercise of outstanding options, warrants and convertible debentures that were excluded from the computation of diluted loss per share  at December 31 because the effect would be antidilutive.

	For the Three Months Ended December 31, 2007	For the Three Months Ended December 31, 2006	For the Nine Months Ended December 31, 2007	For the Nine Months Ended December 31, 2006	Inception (January 12, 2005) to December 31, 2007
Warrants, stock options, and convertible debentures	31,578,280	38,530,920	31,578,280	38,530,920	31,578,280

(b) Customer Concentration

During the nine months ended December 31, 2007 and 2006, two customers accounted for approximately 96% and 83% of revenues, respectively. The loss of these customers would have a material adverse effect on financial results.

(c) Deferred Financing Costs

The Company capitalizes financing costs as incurred and amortizes these costs to interest expense over the life of the underlying instruments.  During the three months ended December 31, 2007, the Company charged deferred financing costs in the amount of $102,556 to interest expense as the notes payable related to these financing costs were converted to equity.

Recent Accounting Developments:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to position taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the under funded or over funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS No. 158 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("Statement No. 157"). Statement No. 157 prescribes a definition of the term "fair value", establishes a framework for measuring fair value and expands disclosure about fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the application of Statement No. 157 to have a material effect on the financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N, Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements. SAB 108 requires materiality to be determined by considering the effect of prior year misstatements on both the current year balance sheet and income statement, with consideration of their carryover and reversing effects. SAB 108 also addresses how to correct material misstatements. The Company adopted the provisions of this bulletin effective October 1, 2007. The Company did not incur any material impact to its financial condition or results of operations due to the adoption of SAB 108.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("Statement No. 159"). Statement No. 159 permits an instrument by instrument election to account for selected financial assets and liabilities at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the application of Statement No. 159 to have a material effect on the financial statements.

3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31, 2007:

Trade Payables	$166,729
Penalty for non-registration of shares (see note 6)	81,140
Accrued interest	67,288
Accrued payroll	15,071
Sales cost reserve - EPMG	569,031
Total	$899,259

4.  ADVANCES PAYABLE

Advances payable of $336,177 at December 31, 2007 consist of amounts advanced to the Company by Xalles Limited, an Irish corporation (“Xalles”).  The Company has been involved in negotiations to purchase Xalles.  These funds were advanced to the Company by Xalles for the purpose of general working capital and trade payables of both Xalles and the Company.

5.  DEFERRED REVENUE

The Company’s wholly-owned subsidiary AcXess, Inc.  receives payment in advance for certain of its services, primarily website hosting.  These payments are recognized as revenue over the period for which the services is provided.  As of December 31, 2007, these advance payments aggregated a total of $93,863; this amount will be taken into revenue over the following twelve months.

6.  CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

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

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements which impose penalties for failure to register the underlying common stock by a defined date. These penalties are measured and accrued in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.  When the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the Company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative instrument liability.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.  During the three months ended December 31, 2007, due to the conversion of the Convertible Notes Payable to common stock (see below), the Company reclassified derivative liabilities in the amount of $1,652,617 from liability to equity.

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes (the “Notes”) to accredited investors. These notes have a term of six months, an interest rate of 12% per annum, and are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described). As a result of this, the Company could ultimately issue an unlimited number of shares of common stock.  This resulted in liability treatment for all of the related derivatives. In addition, each of the Notes is issued with warrants to purchase Company common stock at a strike price of $0.05 per share. The number of warrants granted is determined by multiplying the face value of each note issued by four. In October the Board of Directors of the Company approved an increase in the amount to be raised under this financing to $1,500,000. A total of $1,107,500 had been raised as of November 10, 2006, when the Company closed the round. During the three and nine months ended December 31, 2007, the Company was in default on all Notes totaling a principal amount of $1,107,500. In the event of a default resulting from the Company's non-payment of principal or interest when due, a holder of the Notes may declare all unpaid principal and accrued interest due and payable immediately. The Company was served a complaint from one investor demanding repayment of $55,000 under one of the Notes.  The Company reached a settlement agreement with this investor, and executed a mutual release and the complaint was dismissed on October 25, 2007  (see Note 9). No notice has been received from any other holder of the Notes and the Company is currently in the process of renegotiating the terms of the Notes (as noted below); however there can be no assurance that such negotiations will be successful.

On December 22, 2006, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”) for the sale of $1,000,000 Convertible Debentures (the “Debentures”). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock (“Long-Term Warrants”) exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock (“Short Term Warrants”) exercisable at $0.143 per share. The Long Term Warrants and the Short Term Warrants are exercisable for a period four years from the date of issuance and the earlier of (i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the SEC (the “Initial Exercise Date”) and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively. The Company incurred approximately $81,140 in interest expense relating to the Debentures due to the “Liquidating Damages” clause specified in the Purchase Agreement as a registration statement covering the Registrable Securities was declared effective by the SEC on July 23, 2007, 123 days after the agreed upon date in the Purchase Agreement, March 23, 2007.  The penalty is calculated as 2% per 30 day period or partial 30 day period beyond the dates stipulated above.  The maximum aggregate liquidated damages payable to a Holder under this Agreement is 10.5% of the aggregate subscription amount paid by such Holder pursuant to the Purchase Agreement. Pursuant to Emerging Issues Task Force issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, there are no gains or losses associated with this penalty, as it is not indexed to or settled in the stock of the Company.

The default on the Notes discussed above is an “Event of Default” in accordance with the terms of the Debenture and, therefore, the Debenture holder may declare all principal and interest due and payable immediately; however, the Company has received no notice from the Debenture holder demanding such repayment.

The Debentures bear interest at 4% until June 22, 2007 and 9% thereafter, payable in arrears and mature three years from the date of issuance. Accrued interest is payable in cash semi-annually, beginning on July 1, 2007. The Company has not made the interest payment of $21,271 due on July 1, 2007 and intends to negotiate a settlement with the Debenture holder; however there can be no assurance that such negotiation will be successful

Warrants were initially accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (“EITF 00-19”) primarily as a result of the possible conversion of other debt into a possible unlimited number of shares. Accordingly, the initial fair values of the warrants, amounting to an aggregate of $82,239 relating to the issuance of the Notes, and $964,286 relating to the issuance of the Debentures, were recorded as a derivative instrument liability. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the dates the warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the warrants, expected volatility of 114% (based on analysis of historical stock prices of the Company and its selected peers), and the five year and four year life of the warrants relating to the Notes and Debentures, respectively. The Company is required to re-measure the fair value of the warrants at each reporting period.

Because the conversion price of the Notes is not fixed, they are not “conventional convertible debt” as that term is used in EITF 00-19 primarily as a result of the possible conversion of other debt into a possible unlimited number of shares. Accordingly, the Company is required to bifurcate and account separately for the embedded conversion options, together with any other derivative instruments embedded in the Notes. The Debentures are a hybrid instrument that embodies several derivative features. The instrument is not afforded the “conventional” convertible exemption because of certain full-ratchet anti-dilution protections afforded the investors. Further, certain derivative features did not meet the conditions for equity classification set forth in EITF 00-19. As a result, the Company has combined all embedded derivatives into one compound derivative financial instrument for financial accounting and reporting.

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

The discount from the face amount of the Notes represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of each of the Notes, using the effective interest method. Amortization related to the Notes for the period ended December 31, 2007, was $139,622.

On August 23, 2007, the Company issued an aggregate of 5,672,655 shares of common stock in exchange for the conversion of convertible promissory notes with the principal amount of $263,315 and accrued interest of $20,318 totaling $283,633, based on a conversion price of $0.05 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The balance of the notes at September 30, 2007 is $902,722. During the three months ended December 31, 2007, the Company also converted the following notes:  on October 12, 2007, the Company issued 14,633,759 shares of its common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $731,688, based on a conversion price of $0.05 per share; On October 19, 2007, the Company issued 574,630 shares of its common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $28,732, based on a conversion price of $0.05 per share; and on December 17, 2007, the Company issued 3,581,314 shares of its common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $179,066, based on a conversion price of $0.05 per share.  These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  At December 31, 2007, all of the Notes had been converted and none remain outstanding.  At the time of the conversions, the Company reclassified  the outstanding derivative liabilities at the time of the conversions in the aggregate amount of  $993,015 related to the Convertible Promissory Notes to additional paid-in capital during the three months ended December 31, 2007.

As a result of this conversion, all outstanding warrants and embedded derivative liabilities were recharacterized as equity and reclassified to additional paid-in capital.

The conversion option related to the Debentures was bifurcated from the Debentures and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion option which was valued using the Flexible Monte Carlo Simulation methodology, was recorded at its initial fair value of an aggregate of $553,466.

The discount from the face amount of the Debentures represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Debentures, using the effective interest method. Amortization related to the Debentures for the three months and nine months ended December 31, 2007, was $15,397 and $47,647, respectively.

A summary of the Debentures and unamortized discount  at December 31, 2007, is as follows:

Debenture; 4% per annum (increasing to 9% per annum in July 2007); Due December 22, 2009	$1,000,000
Less: Unamortized discount	(952,354)
Net carrying value at December 31, 2007	$47,646

The total carrying value of the  Debentures at December 31, 2007 was $47,646.

The Company uses the Black-Scholes valuation model to value the warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments at the reclassification date,  the Company used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the Notes. All warrants and conversion options can be exercised by the holder at any time.

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

The Registration Rights Agreement contains a “Liquidating Damages” provision, whereby the Company is obligated to file a registration statement covering the Registrable Securities within 60 days of the Purchase Agreement,  and cause  such registration statement to become effective within 90 days of the Purchase Agreement.  If either of these deadlines is not  met, the Company incurs a penalty in the amount of 2% per month of the aggregate purchase price of the securities.  The Company filed such registration statement within the 60 day period, but the registration statement did not become effective until 123 days after the Purchase Agreement, and the Company incurred liquidated damages in the amount of $81,140. The Purchase Agreement became effective on July 23, 2007, 123 days after the agreed upon date in the Purchase Agreement, March 22, 2007.   This penalty is payable in cash, and accordingly the provisions of and the amount of $81,140 was charged to accrued liabilities on the Company’s balance sheet at December 31, 2007 (see note  3).

7.  COMMON STOCK

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

On October 12, 2007, the Company issued 1,210,000 shares of its common stock valued at $60,500 to an officer for accrued salary.  The fair value of these shares was accrued in a prior period.

On October 12, 2007, the Company issued 14,633,759 shares of its common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $731,688, based on a conversion price of $0.05 per share.

On October 19, 2007, the Company issued 574,630 shares of its common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $28,732, based on a conversion price of $0.05 per share

On December 17, 2007, the Company issued 3,581,314 shares of its common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $179,066, based on a conversion price of $0.05 per share

8.   RELATED PARTY TRANSACTIONS

During the three months ended  December 31, 2007, the Company had the following transactions with related parties:

The Company granted options to purchase 21,000,000 shares of its common stock at a price of $0.05 per share to its President and Chief Executive Officer. These options have a term of ten years, and vest as follows:  5,250,000 at the grant date, and the balance at the rate of 437,500 per month over the succeeding thirty-six months.   During the three months ended December 31, 2007, the Company recognized an expense of $182,525 for the value of these options vested during the quarter.

The Company granted options to purchase 7,500,000 shares of its common stock at a price of $0.05 per share to its Vice President and Chief Financial Officer. These options have a term of ten years, and vest as follows: 1,000,000 at the grant date, and the balance at the rate of 156,500 per month over the succeeding thirty-six months.   During the three months ended December 31, 2007, the Company recognized an expense of $65,188 for the value of these options vested during the quarter.

The Company converted accrued salary to its Vice President and Chief Financial Officer in the amount of $60,500 into common stock at the fair value of $0.05 per share for a total of 1,210,000 shares.

9.  COMMITMENTS AND CONTINGENCIES

(a) Leases:

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.  At December 31, 2007, the balance of this deferred gain was $6,203.

The Master Lease Agreement calls for draws of a minimum of $100,000, a minimum term of 18 months and a maximum term of 36 months. The lease entered into in February 2007 has monthly payments of $6,363. The Company accounted for this lease as a capital lease.

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

Rent expense under all operating leases for the nine month periods ended December 31, 2007, and 2006, was $24,049 and $71,534 respectively. As of July 1, 2007, our principal executive offices are located at 911 Ranch Road 620 North, Austin, Texas 78734. This office consists of approximately 340 square feet which we rent for $900 per month. The term of the lease is month to month with a 60 day notice period.

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

Overview

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three and nine months ended December 31, 2007, and 2006. Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

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

AcXess was formed to provide Business Continuity (“BC”) products and services to the Small and Medium Enterprise (“SME”) market. “Business Continuity” products and services are an advanced form of disaster recovery solutions for electronic data backup wherein the data and/or applications are available upon failure through means of connectivity to remote server locations. Management believes that the North American SME market for BC services (defined as companies with 50 to 5,000 employees) is underserved and that various technologies have matured to a point where the SME market can now be supplied robust BC services, which were previously only available to large corporations and at substantial cost.  Currently, AcXess derives most of its revenue from its “High Availability” hosting services.

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

Results of Operations

Three months ended December 31, 2007, compared to the three months ended December 31, 2006.

Revenues

Revenues for the three months ended December 31, 2007, and 2006 were $75,802 and $20,770, respectively, an increase of $55,032. Revenues derived primarily from our High Availability product line and increased due to continued increase in obtaining and expanding contracts with customers.

Cost of Sales and Margins

Cost of sales for the three months ended December 31, 2007, and 2006 were $7,943 and $22,402, respectively. The decrease in the cost of sales over the two periods is primarily due to the termination of our Boca collocation agreement which was primarily used for initial project setup purposes and which is no longer needed. Our gross margins increased to approximately 90% from -8% for the three months ended December 31, 2007 and 2006, respectively, due primarily to the reduction in network costs, the termination of the Boca collocation agreement, and the decrease in set-up costs.

Operating Expenses

General and administrative expenses for the three months ended December 31, 2007, and 2006 were $564,893 and $537,179, respectively. General and administrative expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses.

Other Income (Expense)

Other income (expense)  for the three months ended December 31, 2007, and 2006 was $110,942 and $1,383,771, respectively. Other loss for the period ended December 31, 2007 is primarily interest expense of $111,122; $102,556 of the interest expense was the amortization of the deferred financing costs related to the notes payable which were converted to common stock during the period.  Other loss for the period ended December 31, 2006 is primarily loss due to change in valuation of derivative instruments and related interest expenses.  Securities requiring periodic valuation leading to such gains and losses were converted in the second and third fiscal quarters of 2008 (see Note 6 in the Notes to the Financial Statements).

Net Loss

Our net loss for the three months ended December 31, 2007, amounted to $607,976, and resulted primarily from operating expenses as described above.  Our net loss for the three months ended December 31, 2006 was $1,922,582 and resulted primarily from loss from operations and loss due to change in valuation of derivative instruments as described above.

Nine months ended December 31, 2007, compared to the nine months ended December 31, 2006.

Revenues

Revenues for the nine months ended December 31, 2007, and 2006 were $147,022 and $59,437, respectively. Revenues derived primarily from our High Availability product line and increased due to continued increase in obtaining and expanding contracts with customers.

Cost of Sales and Margins

Cost of sales for the nine months ended December 31, 2007, and 2006 were $47,850 and $58,967, respectively.  Our gross margins increased to approximately 67% from 1% for the nine months ended December 31, 2007 and 2006, respectively, due primarily to the reduction in network costs, the termination of the Boca collocation agreement, and the decrease in set-up costs.

Operating Expenses

General and administrative expenses for the nine months ended December 31, 2007, and 2006 were $1,115,481 and $1,791,443, respectively.  General and administrative expenses consisted primarily of salaries and wages, professional fees, rent, travel expenses, payroll taxes, telephone expenses and other general and administrative expenses.  The decrease in general and administrative expenses is due primarily to the decrease in number of employees and related in salaries, and in decreased marketing and travel expenses.

Other Income (Expense):

Other income (expense)  for the nine months ended December 31, 2007, and 2006 was $142,456 and $1,595,042, respectively. Other loss for the period ended December 31, 2007 is due primarily to a gain in change in valuation of derivative instruments of $270,919, offset by interest expense of $419,813; $136,222 of the interest expense was the amortization of the deferred financing costs related to the notes payable which were converted to common stock during the period. Other loss for the period ended December 31, 2006 is primarily loss due to change in valuation of derivative instruments and related interest expenses.  Securities requiring periodic valuation leading to such gains and losses were converted in the second and third fiscal quarters of 2008 (see Note 6 in the Notes to the Financial Statements).

Net Loss

Our net loss for the nine months ended December 31, 2007, amounted to $1,158,765, and resulted from primarily from loss from operations of $1,016,309 .  Our net loss for the nine months ended December 31, 2006 was $3,386,485 and resulted from a loss from operations of $1,791,443 and other loss as described above of $1,595,042.

Liquidity and Capital Resources

The December 31, 2007, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $4,570,017 from inception (January 12, 2005) through December 31, 2007, and has a working capital deficiency and stockholder deficit of $1,049,550  and $ 929,897, respectively, at December 31, 2007. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Management intends to continue to finance operations through fundraising activities as well as to seek potential acquisitions that have positive cash flows; however there can be no assurance of successful fundraising or acquisition activity in the future.

In January 2006, our Board of Directors approved the raising of up to $1,000,000 via the issuance of promissory notes to accredited investors. These notes have a term of six months, are convertible into shares of our common stock at a 30% discount to a future Qualified Financing (as therein described), and have 20% warrant coverage at a strike price of $0.05 and an expiration of 5 years from the date of issuance. In October our board of directors approved an increase in the limit of funding under these terms to $1,500,000. A total of $1,107,500 had been raised as of November 10, 2006, when the Company closed the round.  All of these notes converted to common stock in the second and third fiscal quarters of 2008 (see Item 2 “Unregistered Sales of Equity Secutiries and Use of Proceeds”).

On December 22, 2006, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”) for the sale of $1,000,000 Convertible Debentures (the “Debentures”). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock (“Long-Term Warrants”) exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock (“Short Term Warrants”) exercisable at $0.143 per share. The Long Term Warrants and the Short Term Warrants are exercisable for a period four years from the date of issuance and the earlier of (i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the SEC (the “Initial Exercise Date”) and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively. The Company incurred approximately $81,140 in penalties relating to the Debentures due to the “Liquidating Damages” clause specified in the Purchase Agreement as a registration statement covering the Registrable Securities was declared effective by the SEC on July 23, 2007.

The Debenture bears interest at 4% until June 22, 2007 and 9% thereafter, payable in arrears, and matures three years from the date of issuance.  Accrued interest is payable in cash semi-annually, beginning on July 1, 2007.  The Company failed to pay the interest payments of $21,271 and $45,370 due on July 1, 2007and January 1, 2008, respectively, and intends to negotiate an extension with the Investor; however there can be no assurance that such negotiation will be successful.

In February 2007, we entered into a master leasing arrangement with Gulf Pointe Capital, LLC for equipment purchases up to a total of $500,000 (see Contractual Obligations below).

At December 31, 2007, we had current liabilities of $1,444,821. We have no material commitments for capital expenditures.

Contractual Obligations

In February 2007, the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633, which was deferred and is being recognized over the 24 month term of the lease.

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

Item 3. Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between October 12, 2007 and October 18, 2007, the Company issued an aggregate of 14,633,759 shares of common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $731,688, based on a conversion price of $0.05 per share.   Also on October 12, 2007, the Company’ Chief Financial Officer accepted an offer from the Company to convert $60,500 in accrued expenses and wages into 1,210,000 shares of the Company’s common stock, based on a conversion price of $0.05 per share. The accrued expenses comprised wages and expenses accrued in the 2006 calendar year.  These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On October 19, 2007 the Company issued an aggregate of 574,630 shares of common stock in exchange for the conversion of a convertible promissory note and accrued interest therein in the aggregate amount of $28,732, based on a conversion price of $0.05 per share.  This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Between December 17, 2007 and December 18, 2007, the Company issued an aggregate of 3,581,314 shares of common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of approximately $179,066, based on a conversion price of $0.05 per share. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

*All of the above issuances and sales were deemed to be exempt under Rule 506 of Regulation D and Section (2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Innovative Software Technologies, Inc. or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirement of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative Software Technologies, Inc.

Date: February 19, 2008	/s/ Philip D. Ellett Philip D. Ellett Chief Executive Officer

Date: February 19, 2008	/s/ Christopher J. Floyd Christopher J. Floyd Chief Financial Officer, Vice President of Finance, and Secretary

2

 INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.

3