Form 10QSB/A
period 2007-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2008-06-02
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

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

i

ii

EXPLANATORY NOTE: Innovative Software Technologies, Inc. is filings this quarterly Form 10-QSB/A to amend the Quarterly Report on Form 10-QSB initially filed with the Securities Exchange Commission on February 19, 2008 to correct a clerical error in the financial statements for the quarter ended December 31, 2007.  For the three months ended December 31, 2007, revenue and accounts receivable were overstated in the amount of $19,350.

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

iii

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
(UNAUDITED)

December 31, 2007
(restated)
Assets
Current assets

Cash and cash equivalents	$366,836
Accounts receivable	3,345
Prepaid services and other current assets	5,740

Total current assets	375,921

Furniture and equipment, net of accumulated depreciation of $40,739	129,344
Deposits and other assets	2,400

Total assets	$507,665

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities (note 3)	$899,259
Advances payable (note 4)	336,177
Current portion of capital lease obligation	61,673
Deferred revenue (note 5)	93,863
Deferred gain of sale of fixed assets (note 9)	6,203
Convertible debentures (note 6)	47,646

Total current liabilities	1,444,821

Capital lease obligation, less current portion (note 9)	12,091

Total liabilities	1,456,912

Commitments and contingencies (note 9)	-

Stockholders' deficit
Preferred stock, 25,000,000 shares authorized, no par value:
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	450,000
Common stock, $0.001 par value; 30,000,000 shares authorized;
101,184,199 shares issued and outstanding at December 31, 2007 (note 7)	101,184
Additional paid-in capital	3,088,936
Deficit accumulated during the development stage	(4,589,367)
Total stockholder's deficit	(949,247)

Total liabilities and stockholders' deficit	$507,665

The accompanying notes form an integral part of these unaudited  condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSS
(UNAUDITED)

					Cumulative from
	For the Three	For the Three	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	(January 12, 2005)
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007
	(restated)		(restated)
Revenue	$56,452	$20,770	$127,672	$59,437	$252,247
	-				-
Total revenue	56,452	20,770	127,672	59,437	252,247

Cost of revenue
Cost of revenue	7,943	22,402	47,850	58,967	133,606
Total cost of revenue, excluding depreciation below	7,943	22,402	47,850	58,967	133,606

Gross profit (loss)	48,509	(1,632)	79,822	470	118,641

Operating expenses:
Sales, General and administrative expenses	564,893	537,179	1,115,481	1,791,913	3,601,941
Total operating expenses	564,893	537,179	1,115,481	1,791,913	3,601,941

Operating loss	(516,384)	(538,811)	(1,035,659)	(1,791,443)	(3,483,300)

Other expense:
Income (expense) from change in fair value of derivative liabilities	-	(1,045,818)	270,919	(1,056,398)	169,241
Interest (expense)	(111,122)	(361,435)	(419,813)	(571,150)	(1,336,845)
Interest income	146	317	2,731	361	7,893
Gain on sale of fixed assets	1,329	-	3,987	-	1,329
Other income (expense)	(1,295)	23,165	(280)	32,145	52,315
Total other income (expense)	(110,942)	(1,383,771)	(142,456)	(1,595,042)	(1,106,067)

Loss before taxes	(627,326)	(1,922,582)	(1,178,115)	(3,386,485)	(4,589,367)

Provision for taxes	-	-	-	-	-

Net loss	$(627,326)	$(1,922,582)	$(1,178,115)	$(3,386,485)	$(4,589,367)

Undeclared preferred stock dividends	(4,500)	-	(13,500)	-	(27,000)

Loss applicable to common stockholders	$(631,826)	$(1,922,582)	$(1,191,615)	$(3,386,485)	$(4,616,367)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.05)	$(0.06)

Weighted average shares outstanding -
basic and diluted	95,962,617	72,473,638	81,929,794	67,265,237	72,036,745

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	(January 12, 2005)
	December 31,	December 31,	to December 31,
	2007	2006	2007
	(restated)	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(1,178,115)	$(3,386,485)	$(4,589,367)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	64,083	32,248	109,926
Common stock and stock option based compensation	247,713	726,528	903,596
Notes payable issued for expenses paid by affiliates and third parties			258,605
Amortization of deferred gain on sale of assets	(3,987)	-	(3,987)
Services paid in common stock	29,727	80,307	126,559
Amortization of convertible debt discount	229,575	495,503	965,930
Change in fair value of derivative liabilities	(270,919)	1,056,398	(169,241)
Amortization of deferred financing costs	136,222	72,444	232,199
Net change in operating assets and liabilities:
Accounts receivable	(5,650)	-	(3,345)
Prepaid expenses and other current assets	1,405	(17,722)	5,060
Advances payable	336,177	-	336,177
Deposits	32,857	16,350	(1,400)
Accounts payable and accrued expenses	170,608	(36,600)	147,113
Customer deposits	93,863	2,940	93,863

Net cash used in operating activities	(105,140)	(958,089)	(1,588,312)

Cash flows from investing activities:
Purchase of fixed assets	(42,102)	(145,824)	(215,429)
Proceeds from sale-leaseback of property and equipment	-	-	125,000
Increase in deferred financing costs	-	(166,200)	(156,200)

Net cash used in investing activities	(42,102)	(312,024)	(246,629)

Cash flows from financing activities:

Stock issued for cash	100,000	-	121,000
Proceeds from notes payable	-	372,114	427,969
Principal payments on notes payable	-	-	(30,000)
Proceeds from convertible debentures	-	1,707,500	1,663,500
Principal payments under capital lease	(26,570)		(31,841)
Cash acquired in the reverse acquisition of Innovative	-	51,148	51,149

Net cash provided by financing activities	73,430	2,130,762	2,201,777

Net increase (decrease) in cash and cash equivalents	(73,812)	860,649	366,836

Cash and cash equivalents at beginning of period	440,648	6,269	-

Cash and cash equivalents at end of period	$366,836	$866,918	$366,836

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

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $4,589,367 from inception (January 12, 2005) through December 31, 2007, and has a working capital deficiency and stockholder deficit of $1,068,900 and $949,156  respectively, at December 31, 2007. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. The Company expects to incur operating losses for the foreseeable future.

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

10.  AMENDMENT TO FINANCIAL STATEMENTS

In May 2008, the Company discovered a clerical error in our financial statements as reported in our Form 10-QSB as filed with the Securities and Exchange Commission on February 19, 2008.  The effect of this error was to overstate revenue and accounts receivable in the amount of $19,350 for the periods ended December 31, 2007.   Listed below are the areas in which changes to the previously reported financials statements occurred.

	Previously Reported	Adjustment	Restated Amount
Balance Sheet:

Accounts receivable	$22,695	$(19,350)	$3,345

Total current assets	395,271	(19,350)	375,921

Total assets	527,015	(19,350)	507,665

Deficit accumulated during
development stage	(4,570,017)	(19,350)	(4,589,367)

Total stockholders' deficit	(929,897)	(19,350)	(949,247)

Total liabilities and
stockholders' deficit	527,015	(19,350)	507,665

Statement of Operations:

For the three months ended
December 31, 2007:

Revenue	$75,802	$(19,350)	$56,452

Gross profit (loss)	67,859	(19,350)	48,509

Operating loss	(497,034)	(19,350)	(516,384)

Loss before taxes	(607,976)	(19,350)	(627,326)

Net loss	(607,976)	(19,350)	(627,326)

For the nine months ended
December 31, 2007:

Revenue	$147,022	$(19,350)	$127,672

Gross profit (loss)	99,172	(19,350)	79,822

Operating loss	(1,016,309)	(19,350)	(1,035,659)

Loss before taxes	(1,158,765)	(19,350)	(1,178,115)

Net loss	(1,158,765)	(19,350)	(1,178,115)

Cumulative from inception
(January 12, 2005) to
December 31, 2007:

Revenue	$271,597	$(19,350)	$252,247

Gross profit (loss)	137,991	(19,350)	118,641

Operating loss	(3,463,950)	(19,350)	(3,483,300)

Loss before taxes	(4,570,017)	(19,350)	(4,589,367)

Net loss	(4,570,017)	(19,350)	(4,589,367)

Statement of Cash Flows:

For the Nine Months Ended
December 31, 2007:

Net Loss	$(1,158,765)	$(19,350)	$(1,178,115)

Accounts receivable	(13,700)	19,350	5,650

Cumulative from Inception
(January 12, 2005) to
December 31, 2007:

Net Loss	$(4,570,017)	$(19,350)	$(4,589,367)

Accounts receivable	(22,695)	19,350	(3,345)

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

Revenues

Revenues for the three months ended December 31, 2007, and 2006 were $56,452 and $20,770, respectively, an increase of $35,682. Revenues derived primarily from our High Availability product line and increased due to continued increase in obtaining and expanding contracts with customers.

Cost of Sales and Margins

Cost of sales for the three months ended December 31, 2007, and 2006 were $7,943 and $22,402, respectively. The decrease in the cost of sales over the two periods is primarily due to the termination of our Boca collocation agreement which was primarily used for initial project setup purposes and which is no longer needed. Our gross margins increased to approximately 86% from -8% for the three months ended December 31, 2007 and 2006, respectively, due primarily to the reduction in network costs, the termination of the Boca collocation agreement, and the decrease in set-up costs.

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

Net Loss

Our net loss for the three months ended December 31, 2007, amounted to $627,326, and resulted primarily from operating expenses as described above.  Our net loss for the three months ended December 31, 2006 was $1,922,582 and resulted primarily from loss from operations and loss due to change in valuation of derivative instruments as described above.

Nine months ended December 31, 2007, compared to the nine months ended December 31, 2006.

Revenues

Revenues for the nine months ended December 31, 2007, and 2006 were $127,672 and $59,437, respectively. Revenues derived primarily from our High Availability product line and increased due to continued increase in obtaining and expanding contracts with customers.

Cost of Sales and Margins

Cost of sales for the nine months ended December 31, 2007, and 2006 were $47,850 and $58,967, respectively.  Our gross margins increased to approximately 63% from 1% for the nine months ended December 31, 2007 and 2006, respectively, due primarily to the reduction in network costs, the termination of the Boca collocation agreement, and the decrease in set-up costs.

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

Net Loss

Our net loss for the nine months ended December 31, 2007, amounted to $1,178,115, and resulted from primarily from loss from operations of $1,115,481 ..  Our net loss for the nine months ended December 31, 2006 was $3,386,485 and resulted from a loss from operations of $1,791,443 and other loss as described above of $1,595,042.

Liquidity and Capital Resources

The December 31, 2007, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $4,589,367 from inception (January 12, 2005) through December 31, 2007, and has a working capital deficiency and stockholder deficit of $1,068,900  and $949,247, respectively, at December 31, 2007. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Management intends to continue to finance operations through fundraising activities as well as to seek potential acquisitions that have positive cash flows; however there can be no assurance of successful fundraising or acquisition activity in the future.

In January 2006, our Board of Directors approved the raising of up to $1,000,000 via the issuance of promissory notes to accredited investors. These notes have a term of six months, are convertible into shares of our common stock at a 30% discount to a future Qualified Financing (as therein described), and have 20% warrant coverage at a strike price of $0.05 and an expiration of 5 years from the date of issuance. In October our board of directors approved an increase in the limit of funding under these terms to $1,500,000. A total of $1,107,500 had been raised as of November 10, 2006, when the Company closed the round.  All of these notes converted to common stock in the second and third fiscal quarters of 2008 (see Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”).

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

Innovative Software Technologies, Inc.

Date: May 30, 2008	/s/ Philip D. Ellett Philip D. Ellett Chief Executive Officer

Date: May 30 , 2008	/s/ Christopher J. Floyd Christopher J. Floyd Chief Financial Officer, Vice President of Finance, and Secretary

2

 INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.

3