Form 10KSB
period 2008-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2008-07-15
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

COMMISSION FILE NUMBER: 000-1084047

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE	95-4691878
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

911 Ranch Road 620 North Suite 204, Austin, Texas	78734
(Address of Principal Executive Offices)	(Zip Code)

(813) 387 - 3304
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $216,583

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 2, 2008 was approximately $2,050,279. The registrant had issued and outstanding 102,513,929  shares of its common stock on July 2, 2008.

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

PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

OVERVIEW

We were incorporated in the State of California in May 1998 under the name "Innovative Software Technologies, Inc." On November 30 2007 we were incorporated in the State of Delaware under the name “Innovative Software Technologies, Inc.” Immediately prior to the acquisition of AcXess, Inc. (“AcXess”)on June 26, 2006, we had nominal assets and revenues and no business operations.

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

On August 4, 2004, Peter M. Peterson replaced Douglas S. Hackett as our Chief Executive Officer (with Mr. Hackett remaining as President), and Christopher J. Floyd was appointed as our Chief Financial Officer. In October 2004 we relocated our corporate headquarters from Kansas City, Missouri, to Tampa, Florida. Effective April 7, 2005, Mr. Hackett resigned as President and as a director of the Company.

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

On June 26, 2006, we completed the acquisition of AcXess, Inc., a Florida corporation, in a stock exchange transaction pursuant to a Stock Exchange Agreement by and between us, AcXess, the Shareholders of AcXess, and Anthony F. Zalenski, acting as the Shareholder's Agent (the "Exchange Agreement"). As a result of the Transaction, AcXess became our wholly owned subsidiary. In accordance with the provisions of Statements of Financial Accounting Standards No. 141 (“SFAS”) “Business Combination (“SFAS 141”)”, AcXess was deemed to be the purchaser in the transaction for financial reporting purposes.  For accounting purposes, AcXess is treated as the continuing reporting entity and the inception date of AcXess was January 12, 2005.

AcXess’ strategy was to provide Business Continuity (BC) and application hosting services to the Small and Medium Enterprise (SME)  market. After careful review the  Company determined that the capital requirements and time to market for the products and services of AcXess were greater than previously expected . As a result of this finding the Company entered into an agreement on July 24, 2007 to sell approximately 78.1% of the common stock of AcXess to the AcXess management team. In exchange for this sale the Company will receive:

(1)
A promissory note in the amount of $1,000,000. The note will have a term of two years and will bear interest at a rate of 10% per year. The note is collateralized with all assets of AcXess and has an acceleration clause for any material default.

(2)	A license agreement grant that gives the Company a non-exclusive worldwide right and license products under Axcess’ patents relating to Business Continuity (BC) solutions.
(3)	The return of 4,477,292 shares of common stock and the cancellation of fully vested options to purchase 5,978,349 shares of the Company’s common stock.

This sale-transaction is expected to close upon the successful  completion of a new acquisition by the Company

CURRENT OPERATING PLAN

The focus of the Company is on acquiring software and software services based companies. Any potential acquisition candidate must be able to demonstrate

▪	A sustainable competitive advantage
▪	A value proposition that is simple to articulate and present
▪	A strong and committed management team that values the opportunity to be part of a publicly traded company

To assess the viability of a potential acquisition the Company utilizes both its management team and a team of industry experts. This combined expertise provides significant knowledge in the area of software architecture, product development, establishment of distribution channels, maximization of revenue channels and the true value and nature of the “competitive advantage”.

The Company plans on acquiring these companies by utilizing the Company’s stock and by raising additional capital for operating expenses if required.

INSURANCE MATTERS

We carry directors and officers liability insurance.

EMPLOYEES

As of July 2, 2008, we had two employees who are the Company’s Chief Executive Officer and President.

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

We have been operating at a loss since our inception, and we expect to continue to incur losses for the foreseeable future. Net loss for the year ended March 31, 2008 was $1,487,009 resulting in an accumulated deficit of $4,898,261. We may not be able to generate significant revenues in the future. As a result, we expect to continue to experience negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have experienced significant operating losses in the current and prior years. At March 31, 2008, our principal sources of liquidity were cash and cash equivalents of $29,126. We do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs beyond the next three months. As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We presently have no commitments for additional financing. If we are unable to obtain financing on terms acceptable to us, or at all, we may not be able to fulfill our customer commitments and/or be forced to cease all operations and liquidate our assets.

ADDITIONAL FINANCING IS NECESSARY FOR THE IMPLEMENTATION OF OUR GROWTH STRATEGY.

We will require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our growth plans or cease operations. Furthermore, the issuance by us of any additional securities pursuant to any future financing activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.
Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

WE MAY BE UNABLE TO IMPLEMENT OUR GROWTH STRATEGY.

We may not be successful in finding acquisition candidates that meet our requirements or are interested in our offering. We may not be able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal (5%) stockholders and their affiliates beneficially own approximately 44% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have substantial influence on the ability to control the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

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

OUR COMMON STOCK TRADES IN A LIMITED PUBLIC MARKET; ACCORDINGLY, INVESTORS FACE POSSIBLE VOLATILITY OF SHARE PRICE.

Our common stock is currently quoted on the OTC.BB under the ticker symbol INIV.OB. As of July 2, 2008, there were 102,513,929 shares of Common Stock outstanding.

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

OUR COMMON STOCK WILL BE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the OTCBB under the symbol "INIV.OB". The high and the low trades for our shares for each quarter of actual trading were:

	High	Low
YEAR ENDING MARCH 31, 2008:
First Quarter	$0.05	$0.01
Second Quarter	0.05	0.01
Third Quarter	0.05	0.01
Fourth Quarter	0.05	0.02

The closing price for the common stock on July 2, 2008 was $0.02 per share.

HOLDERS

As of July 2, 2008, we had approximately 1,225 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended March 31, 2008.

On August 9, 2006, our Board of Directors adopted the 2006 Innovative Software Technologies, Inc. Equity Incentive Plan which stipulated 20 million shares of common stock available for option grants. The table below shows the activity under this plan as of March 31, 2008:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN S COLUMN (A))
PLAN CATEGORY	(A)	(B)	(C)
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS	-	-	-

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS	12,387,349	$0.11	7,612,651

TOTAL	12,387,349	$0.11	7,612,651

On August 24, 2007 our Board of Directors adopted the 2007 Innovative Software Technologies, Inc. Equity Incentive Plan which stipulated 60 million shares of common stock available for option grants.  The Table below shows the activity under this plan as of March 31, 2008:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN S COLUMN (A))
PLAN CATEGORY	(A)	(B)	(C)
EQUITY COMPENSATION PLANS	28,500,000	$0.05	31,500,000

TOTAL	28,500,000	$0.05	31,500,000

OPTIONS GRANTS IN LAST FISCAL YEAR

In the last fiscal year we granted a total of  28,500,000 options to purchase common stock under our 2007 Equity Incentive Plan. The options have a weighted average strike price of $0.05 and a term of ten years.

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

On October 12, 2007, the Company issued 1,210,000 shares of its common stock valued at $60,500 to an officer for accrued salary.  The fair value of these shares was accrued during the year ended March 31, 2007.

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

On May 30, 2008, the Company issued shares of common stock at a price of $0.05 per shares for previously accrued salary in the amount of $31,500 to the Company’s Chief Financial Officer.  A total of  630,000 shares of common stock were issued to the officer.

On May 30, 2008, the Company issued shares of common stock at a price of $0.05 per shares for previously accrued salary in the amount of $35,000 to the Company’s Executive Officer.  A total of  700,000 shares of common stock were issued to the officer.

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

OVERVIEW

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the fiscal years ended March 31, 2008 and 2007. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

ACQUISITION OF ACXESS, INC.

On June 26, 2006, we completed the acquisition of AcXess, Inc., a Florida corporation, in a stock exchange transaction (the "Transaction") pursuant to a Stock Exchange Agreement by and between us, AcXess, the Shareholders of AcXess, and Anthony F. Zalenski, acting as the Shareholder's Agent (the "Exchange Agreement"). As a result of the Transaction, AcXess became a wholly owned subsidiary. Following SFAS 141, as governing and operating control of the combined entity is under Mr. Zalenski, AcXess is deemed to be the purchaser in the Transaction for financial reporting purposes. Therefore, reverse acquisition accounting applies whereby AcXess is deemed to have issued its common stock for the net assets or liabilities of Innovative accompanied by a recapitalization of AcXess. For accounting purposes, AcXess is treated as the continuing reporting entity.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which superseded SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104  incorporates  Emerging  Issues Task Force  (“EITF”) No. 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  Through March 31, 2008, all of the Company’s revenue has been service revenue.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Offering Costs

We defer costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated the costs are charged to operations during the period when the offering is terminated.

Net Income (Loss) Per Common Share

We calculate net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

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

Segment Information

We follow SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131")." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. We currently operate in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

We follow SFAS No. 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Impairment of Long-Lived Assets

We account for long-lived assets and goodwill in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144")" and SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS 142")." SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

Recent Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, The Company recognized no liability for uncertain income tax positions at March 31, 2008.

In May 2007, the FASB issued FASB Staff Positions FIN 48-1, "Definition of a Settlement in FASB Interpretation No. 48" (“FSP FIN 48-1”). FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48. Under FSP FIN 48-1, a tax position is considered effectively settled upon completion of the examination by the taxing authority without being legally extinguished. For effectively settled tax positions, a company can recognize the full amount of the tax benefit. FSP FIN 48-1 is effective upon a company’s adoption of FIN 48. FSP FIN 48-1 did not have a material impact on Innovative Software’s financial position or results of operations.

Innovative Software’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At December 31, 2007, Innovative Software had no accrued interest related to uncertain tax positions and no accrued penalties.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). Innovative Software is currently assessing the impact of SFAS 159 which it will be required to adopt no later than the first quarter of its 2008 fiscal year.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"),” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of Innovative Software does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Innovative Software is currently assessing the impact of SFAS 157 which it will be required to adopt no later than the first quarter of its 2008 fiscal year.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations – Revised 2007 ("SFAS 141R")". SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Innovative Software is in the process of analyzing the effects SFAS 141R will have on Innovative Software’s financial statements.

RESULTS OF OPERATIONS

Fiscal year ended March 31, 2008, compared to the fiscal year ended March 31, 2007.

The revenues and costs of sales are wholly attributed to AcXess.  An agreement has been entered into to sell the Company’s interest in AcXess.  The General and Administrative expenses are attributable to both AcXess and Innovative Software.

Revenues

Revenues for the fiscal years ended March 31, 2008, and 2007 were $216,583 and $124,575, respectively, reflecting our startup nature. Revenue was due primarily to High Availability (HA) contracts with Microsoft, Citrix and SAP.

Cost of Sales and Margins

Cost of sales for the fiscal years ended March 31, 2008, and 2007 were $67,502 and $85,756, respectively. Cost of sales primarily comprise network charges at our data site. Gross profit of $149,081 and $38,819 resulted in a gross profit margin of 69% and 31% for the year ended March 31, 2008 and 2007, respectively. Gross margins increased due to volume efficiencies attained during the fiscal year ended March 31, 2008.

General and Administrative Expenses

General and administrative expenses for the fiscal years ended March 31, 2008, and 2007 were $1,440,271 and $2,012,918, respectively. General and administrative expenses consisted primarily of consulting and legal fees, rent, payroll, travel expenses, and other general and administrative expenses.

Other Income (Expense)

Other expenses for the year ended March 31, 2008 were $195,819 compared to other expenses of $949,802 for the year ended March 31, 2007.  During the year ended March 31, 2008 the Company recognized a gain from the change fair value of the derivative liability of $270,919 compared to a loss from the change in fair value of the derivative liability of $101,678 during the year ended March 31, 2007. The reason for this increase is the decrease in value of the Company’s common stock from a price of $0.05 per share at March 31, 2007, to $0.03 per share at March 31, 2008.  During the year ended March 31, 2008 the Company incurred interest expense of $469,109 compared to $898,061 during the year ended March 31, 2007. The reason for the decrease in interest expense was decrease in debut due to the conversion of notes payable during the year ended March 31, 2008.  During the year ended March 31, 2008, the Company had a gain on the sale of fixed assets of $2,518, compared to a gain on the sale of assets of $0 during the year ended March 31, 2007.  The Company also had other expenses of $147 during the year ended March 31, 2008, compared to other income of $49,937 during the year ended March 31, 2007. The reason for this decrease is the recovery of security deposits which had been fully reserved.

Net Loss

Our net loss for the fiscal years ended March 31, 2008 and 2007, amounted to $1,487,009 and $2,923,901, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The March 31, 2008 financial statements have been prepared assuming that we will continue as a going concern. However, we have incurred a loss of $4,898,261 from inception (January 12, 2005) through March 31, 2008, and have working capital and stockholder deficits of $1,321,946 and $1,205,059, respectively, at March 31, 2008. In addition, the Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, we expect to incur operating losses for the foreseeable future. Our financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Management intends to continue to fund operations through additional financings.  However there can be no assurance of successful financing or acquisition activity in the future. As of March 31, 2008, the Company had cash and cash equivalents of approximately $29,126.

In January 2006, our Board of Directors approved the raising of up to $1,000,000 via the issuance of promissory notes to accredited investors. These notes have a term of six months, are convertible into shares of our common stock at a 30% discount to a future Qualified Financing (as therein described), and have 20% warrant coverage at a strike price of $0.05 and an expiration of 5 years from the date of issuance. In October our board of directors approved an increase in the limit of funding under these terms to $1,500,000. We raised $1,107,500 under such notes.

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

At March 31, 2008, we had current liabilities of $1,360,361.

We have no material commitments for capital expenditures. Capital expenditures for the fiscal years ended March 31, 2008 and 2007, amounted to $59,771 and $168,641, respectively.

OFF BALANCE-SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as of March 31, 2008.

CONTRACTUAL OBLIGATIONS

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.  At March 31, 2008, the balance of this deferred gain was $4,874.

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

On April 16, 2008, the Company announced that it had terminated its planned acquisition of Xalles Limited that had been announced on October 5, 2007. In conjunction with this planned acquisition,  Xalles had advanced to the Company the amount of $158,079 to provide working capital for the Company. On April 14, 2008 (the “Effective Date”), Innovative Software Technologies, Inc., (the “Company”), Xalles Limited, an Irish corporation (“Xalles”), and Meridian Bay Limited, an Hong Kong corporation (“Meridian”) terminated an agreement to purchase all of the outstanding shares of Xalles which had been entered into by the parties on October 1, 2007 (the “Agreement”).  Continued due diligence by the Company resulted in the Company’s decision to not pursue the acquisition under the terms specified by the Agreement.

As a result of the termination of the Agreement and the signing of the Release, and in order to recognize the obligation of the Company due to a series of advancements made to it by Xalles, the Company issued a promissory note to the benefit of Xalles in the amount of $158,079, on April 14, 2008, repayable on or before December 18, 2008 (the “Note”).  The outstanding principal amount of the Note bears interest beginning on April 14, 2008, calculated on the basis of a 360-day year for the actual number of days elapsed through the actual payment date at the following rates of interest: eight percent (8%) per annum through June 15, 2008; ten percent (10%) per annum through August 16, 2008, twelve percent per annum through October 17, 2008; and fourteen percent per annum through December 18, 2008.  The outstanding principal balance of this Note, plus accrued but unpaid interest, is due and payable on December 18, 2008.  This Note may be prepaid, either in whole or in part, at any time without penalty.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Innovative Software Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Innovative Software Technologies, Inc. (the Company) as of March 31, 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2008 and the period from inception (January 12, 2005) to March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Software Technologies, Inc. as of March 31, 2008, and the results of its operations and its cash flows for the year ended March 31, 2008 and the period from inception (January 12, 2005) to March 31, 2008., in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP
July 11, 2008
Austin, Texas

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

Boca Raton, Florida
July 12, 2007

ITEM 7.   FINANCIAL STATEMENTS

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	March 31,	March 31,
	2008	2007
Assets
Current assets

Cash and cash equivalents	$29,126	$440,648
Accounts receivable, net	8,450	8,995
Prepaid services and other current assets	839	7,145

Total current assets	38,415	456,788

Property and equipment, net (note 4 )	114,487	156,835
Deferred financing costs	-	136,222
Deposits and other assets	2,400	35,257

Total assets	$155,302	$785,102

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$725,400	$679,202
Accrued officer salary and expenses	58,500	60,500
Accrued commissions	-	12,500
Accrued taxes	4,475	-
Accrued interest	89,727	40,833
Advances payable (note 5)	155,511	-
Current portion of capital lease obligation	57,559	41,460
Deferred revenue (note 6)	112,781	-
Penalty for late registration of common stock offering	81,140	-
Deferred gain of sale of fixed assets	4,874	10,633
Derivative financial instruments	-	1,939,736
Convertible debentures (note 7)	70,394	1,041,189

Total current liabilities	1,360,361	3,826,053

Capital lease obligation, less current portion	-	52,056

Total liabilities	1,360,361	3,878,109

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, 25,000,000 shares authorized, no par value:
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	450,000	450,000
Common stock, $0.001 par value; 300,000,000 shares authorized;
101,148,199 and 72,715,201 shares issued and outstanding at March 31, 2008 and 2007, respectively (note 8)	101,185	72,715
Additional paid-in capital	3,142,017	(204,470)
Deficit accumulated during the development stage	(4,898,261)	(3,411,252)
Total stockholders' deficit	(1,205,059)	(3,093,007)

Total liabilities and stockholders' deficit	$155,302	$785,102

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF EARNINGS

			Cumulative from
	For the	For the	Inception
	Year Ended	Year Ended	(January 12, 2005)
	March 31,	March 31,	March 31,
	2008	2007	2008
Revenue	$216,583	$124,575	$341,158

Total revenue	216,583	124,575	341,158

Cost of revenue	67,502	85,756	153,258
Total cost of revenue, excluding depreciation below	67,502	85,756	153,258

Gross profit	149,081	38,819	187,900

Operating expenses:
Sales, General and administrative expenses	1,440,271	2,012,918	3,926,731
Total operating expenses	1,440,271	2,012,918	3,926,731

Operating loss	(1,291,190)	(1,974,099)	(3,738,831)

Other expense:
Income (expense) from change in fair value of derivative liabilities	270,919	(101,678)	169,241
Interest expense	(471,925)	(903,223)	(1,388,957)
Interest income	2,816	5,162	7,978
Gain on sale of equipment	2,518	-	2,518
Other income (expense)	(147)	49,937	49,790
Total other income (expense)	(195,819)	(949,802)	(1,159,430)

Loss before taxes	(1,487,009)	(2,923,901)	(4,898,261)

Provision for taxes	-	-	-

Net loss	$(1,487,009)	$(2,923,901)	$(4,898,261)

Undeclared preferred stock dividends	(18,000)	(13,500)	(31,500)

Loss applicable to common stockholders	$(1,505,009)	$(2,937,401)	$(4,929,761)

Net loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.07)

Weighted average shares outstanding - basic and diluted	86,717,092	68,582,401	75,267,462

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDR’S EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2008, 2007, AND 2006
AND THE PERIOD FROM INCEPTION (JANUARY 12, 2005) THROUGH MARCH 31, 2008

	Common Stock			Preferred Stock A		Accumulated
	Shares	Amount	APIC	Shares	Amount	Deficit	Total
Balance at inception	-	$-	$-	-	$-	$-	$-

Founder's shares issued for cash at inception at $0.33 per share	3,000,000	10,000	-	-	-	-	10,000
Common stock issued for cash at $0.05 per share	220,000	11,000	-	-	-	-	11,000
Common stock issued to extinguish debt							-
and interest at $0.05 per share	670,123	33,506	-	-	-	-	33,506
Common stock issued as compensation
at $0.05 per share	3,829,882	191,494	-	-	-	-	191,494
Net loss	-	-	-	-	-	(487,351)	(487,351)
Balance as of March 31, 2006	7,720,005	$246,000	$-	-	$-	$(487,351)	$(241,351)

Adjustments to reflect reverse acquisition	59,735,374	(178,546)	(962,102)	450,000	450,000	-	(690,648)
Issuance for retirement of debt at $0.04 per share	4,377,872	4,378	170,737	-	-	-	175,115
Issuance for consulting services at $0.11 per share	523,811	524	57,095	-	-	-	57,619
Issuance of options for employees and consultants	-	-	370,418	-	-	-	370,418
Issuance for legal services at $0.13 per share	174,519	175	22,512	-	-	-	22,687
Issuance of warrant with equipment leasing line	-	-	37,726	-	-	-	37,726
Issuance for legal services at $0.09 per share	183,620	184	16,342	-	-	-	16,526
Issuance of options for employee	-	-	82,802	-	-	-	82,802
Net loss	-	-	-	-	-	(2,923,901)	(2,923,901)
Balance as of March 31, 2007	72,715,201	$72,715	$(204,470)	450,000	$450,000	$(3,411,252)	$(3,093,007)

Issuance of common stock for legal services	459,778	460	22,529	-	-	-	22,989
Issuance of common stock for cash	2,000,000	2,000	90,000	-	-	-	92,000
Issuance of common stock for legal services	336,862	337	6,400	-	-	-	6,737
Exchange of debt and embedded derivative liabilities for common stock	5,672,655	5,673	1,946,778	-	-	-	1,952,451
Conversion of notes payable to common stock	18,789,703	18,790	920,696	-	-	-	939,486
Issuance of common stock for accrued compensation	1,210,000	1,210	59,290	-	-	-	60,500
Stock based compensation	-	-	300,794	-	-	-	300,794
Net Loss	-	-	-	-	-	(1,487,009)	(1,487,009)
Balance as of March 31, 2008	101,184,199	$101,185	$3,142,017	450,000	$450,000	$(4,898,261)	$(1,205,059)

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year	Cumulative
	Ended	Ended	from Inception
	March 31,	March 31,	(January 12, 2005) to
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(1,487,009)	$(2,923,901)	$(4,898,261)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	87,291	45,765	133,134
Common stock and stock option based compensation	300,794	453,220	956,677
Notes payable issued for expenses paid by affiliates and third parties	-	-	258,605
Amortization of deferred gain on sale of assets	4,002	-	4,002
Services paid for with common stock	29,728	96,832	126,560
Amortization of convertible debt discount	252,323	736,355	988,678
Change in fair value of derivative liabilities	(270,919)	101,678	(169,241)
Amortization of deferred financing costs	136,222	95,977	232,199
Net change in operating assets and liabilities:
Accounts receivable	545	(8,995)	(8,450)
Prepaid expenses and other current assets	6,306	15,056	9,961
Advances payable	155,511	-	155,511
Deposits	32,857	(1,507)	(1,400)
Accounts payable and accrued expenses	230,592	(27,752)	207,096
Customer deposits	112,781	-	112,781

Net cash used in operating activities	(408,976)	(1,417,272)	(1,892,148)

Cash flows from investing activities:
Purchase of fixed assets	(51,771)	(168,641)	(233,098)
Proceeds from sale-leaseback of property and equipment	-	125,000	125,000
Increase in deferred financing costs	-	(156,200)	(156,200)

Net cash used in investing activities	(51,771)	(199,841)	(264,298)

Cash flows from financing activities:
Stock issued for cash	92,000	-	121,000
Proceeds from notes payable	-	372,114	427,969
Principal payments on notes payable	-	(30,000)	(30,000)
Proceeds from convertible debentures	-	1,663,500	1,663,500
Principal payments under capital lease	(42,775)	(5,271)	(48,046)
Cash acquired in the reverse acquisition of Innovative	-	51,149	51,149

Net cash provided by financing activities	57,225	2,051,492	2,185,572

Net increase (decrease) in cash and cash equivalents	(411,522)	434,379	29,126

Cash and cash equivalents at beginning of period	440,648	6,269	-

Cash and cash equivalents at end of period	$29,126	$440,648	$29,126

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$17,050	$17,050	$34,100

Taxes	$-	$-	$-

Issuance of common stock for acquisition	$-	$440,000	$440,000

Issuance of common stock in exchange for debt	$939,487	$175,115	$1,114,602

Assets acquired under capital lease	$-	$136,512	$136,512

Fixed assets exchanged for lease payment	$2,490	$-	$2,490

Issuance of common stock to retire notes payable - affiliate	$-	$-	$22,337

Exchange of debt and embedded derivative
liabilities for common stock	$1,952,451	$-	$1,952,451

Convertible debt issued for financing costs	$-	$44,000	$44,000

Issuance of shares to officer for accrued payroll	$60,500	$-	$60,500

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

(1)  DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization  and  Description  of  Business:

Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of Delaware in November 2007. Prior to the acquisition of AcXess, Inc. ("AcXess"), a Florida corporation, discussed in Note 3, the Company had no operations. The Company is in the development stage and has not commenced significant operations as of March 31, 2008. Therefore the Company's activities are reported in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises", which requires the Company's statements of operations, stockholders' deficit and cash flows to include activity from the date of the Company's inception (January 12, 2005).

On June 26, 2006, the Company, completed the acquisition of AcXess, Inc., a Florida corporation (“AcXess”), in a stock exchange transaction. As a result of the Transaction, AcXess became a wholly owned subsidiary of Innovative.

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

Our number of customers to date is limited and 98% of our revenue for the past year has been generated through our HA business.

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
YEARS ENDED MARCH 31, 2008 AND 2007

(c) Cash and Cash Equivalents:

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

(d) Accounts Receivable:

Trade accounts receivable consist of outstanding billings to customers for both HA and BC services. Both types of services are provided under contracts ranging from three to twenty-four months in duration. Past due balances over 90 days are reviewed individually for collectibility. An allowance for doubtful accounts is established based on the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. At March 31, 2008 and 2007, the Company made an allowance for doubtful accounts  in the amount of $6,310 and $0, respectively. Interest is not charged on past due accounts.

 (e) Deferred Financing Costs:

The Company capitalizes financing costs as incurred and amortizes these costs to interest expense over the life of the underlying instruments.  During the year ended March 31, 2008, the Company charged deferred financing costs in the amount of $136,222 to interest expense as the notes payable related to these financing costs were converted to equity.

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

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” (“SAB No. 109”) which superseded SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104  incorporates  Emerging  Issues Task Force  (“EITF”) No. 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF No. 00-21”) addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  Through March 31, 2008, all of the Company’s revenue has been service revenue.

(i) Earnings Per Common Share:

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding during periods when anti-dilutive common stock equivalents are not considered in the computation.

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

(j) Stock-Based Compensation:

Effective April 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly, recognized compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on April 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

(k) Use of Estimates:

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

(l) Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair values approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates.

(m) Recent Accounting Standards:

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no liability for uncertain income tax positions at March 31, 2008.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48. Under FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished. For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit. FSP FIN 48-1 is effective upon a company’s adoption of FIN 48. FSP FIN 48-1 did not have a material impact on the Company’s  financial position or results of operations.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At March 31, 2008, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). The Company is currently assessing the impact of SFAS 159 which it will be required to adopt no later than the first quarter of its 2008 fiscal year.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements “(SFAS 160”),” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of Innovative Software does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 which it will be required to adopt no later than the first quarter of its 2008 fiscal year.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations – Revised 2007 (“SFAS 141R”)”. SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of analyzing the effects SFAS 141R will have on the Company’s  financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

(2) LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $4,898,261 from inception (January 12, 2005) through March 31, 2008, and has a working capital deficiency and stockholder deficit of $1,321,946 and $1,205,059 respectively, at March 31, 2008. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Management intends to continue to finance operations through financing activities as well as to seek potential acquisitions that have positive cash flows; however, there can be no assurance of successful financing or acquisition activity in the future.

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

Pursuant to the Exchange Agreement, the shareholders of AcXess exchanged 100% of the outstanding share of capital stock of AcXess for an aggregate of 11,000,000 shares of common stock of the Company, $0.001 par value per share.

The following audited actual and unaudited pro forma financial information presents the operating results for the years ended March 31, 2008 and 2007, respectively, as though the Transaction had occurred as of April 1 of each year:

2007
Proforma (unaudited)
REVENUE	$124,575

NET (LOSS)	$(3,012,063)

NET (LOSS) PER SHARE	$(0.04)

(4) PROPERTY AND EQUIPMENT

 Property and equipment consist of the following as of March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Equipment	$68,583	$21,781
Computer software	4,930	3,977
Furniture and fixtures	1,258	1,258
Property and equipment under capital lease	134,022	136,512
	208,793	163,528
Accumulated depreciation and amortization	(94,306)	(6,693)
	$114,487	$156,835

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

(5) ADVANCES PAYABLE

Advances payable of $155,511 and $0 at March 31, 2008 and 2007, respectively, consist of amounts advanced to the Company by Xalles Limited, an Irish corporation (“Xalles”).  The Company has been involved in negotiations to purchase Xalles.  These funds were advanced to the Company by Xalles to provide working capital for the Company.

(6) DEFERRED REVENUE

The Company’s wholly-owned subsidiary AcXess, Inc.  receives payment in advance for certain of its services, primarily website hosting.  These payments are recognized as revenue over the period for which the services is provided.  As of March 31, 2008 and 2007, these advance payments aggregated a total of $112,781 and $0, respectively; this amount will be taken into revenue over the following twelve months.

(7) CONVERTIBLE NOTES AND DERIVATIVE INSTRUMENT LIABILITIES

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.  During the year ended March 31, 2008, due to the conversion of the Convertible Notes Payable to common stock (see below), the Company reclassified derivative liabilities in the amount of $993,015 from liability to equity.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes (the “Notes”) to accredited investors. These notes have a term of six months, an interest rate of 12% per annum, and are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described). As a result of this, the Company could ultimately issue an unlimited number of shares of common stock.  This resulted in liability treatment for all of the related derivatives. In addition, each of the Notes is issued with warrants to purchase Company common stock at a strike price of $0.05 per share. The number of warrants granted is determined by multiplying the face value of each note issued by four. In October the Board of Directors of the Company approved an increase in the amount to be raised under this financing to $1,500,000. A total of $1,107,500 had been raised as of November 10, 2006, when the Company closed the round. During the three and nine months ended December 31, 2007, the Company was in default on all Notes totaling a principal amount of $1,107,500. In the event of a default resulting from the Company's non-payment of principal or interest when due, a holder of the Notes may declare all unpaid principal and accrued interest due and payable immediately. The Company was served a complaint from one investor demanding repayment of $55,000 under one of the Notes.  The Company reached a settlement agreement with this investor, and executed a mutual release and the complaint was dismissed on October 25, 2007. No notice has been received from any other holder of the Notes and the Company is currently in the process of renegotiating the terms of the Notes (as noted below); however there can be no assurance that such negotiations will be successful.

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
YEARS ENDED MARCH 31, 2008 AND 2007

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

The freestanding warrants issued with the Debentures are also hybrid instruments that embody derivative features. While bifurcation of the embedded derivatives was not required, the warrants did not otherwise meet all of the conditions for equity classification set forth in EITF 00-19. As a result, the Company has recorded the warrants as derivative liabilities at fair value on the date of grant.

The conversion option related to each of the Notes was bifurcated from the Note and accounted for separately as a derivative instrument liability (see below). The bifurcated embedded derivative instruments, including the embedded conversion options which were valued using the Flexible Monte Carlo Simulation methodology, were recorded at their initial fair value of an aggregate of $801,911.

The discount from the face amount of the Notes represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of each of the Notes, using the effective interest method. Amortization related to the Notes for the years ended March 31, 2008 and 2007, was $252,323 and $721,581, respectively.

On August 23, 2007, the Company issued an aggregate of 5,672,655 shares of common stock in exchange for the conversion of the Notes with the principal amount of $263,315 and accrued interest of $20,318 totaling $283,633, based on a conversion price of $0.05 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The balance of the Notes at September 30, 2007 was $902,722. During the three months ended December 31, 2007, the Company also converted the following Notes:  on October 12, 2007, the Company issued 14,633,759 shares of its common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $731,688, based on a conversion price of $0.05 per share; On October 19, 2007, the Company issued 574,630 shares of its common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $28,732, based on a conversion price of $0.05 per share; and on December 17, 2007, the Company issued 3,581,314 shares of its common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $179,066, based on a conversion price of $0.05 per share.  These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  At December 31, 2007, all of the Notes had been converted and none remain outstanding.  At the time of the conversions, the Company reclassified the outstanding derivative liabilities at the time of the conversions in the aggregate amount of  $993,015 related to the Convertible Promissory Notes to additional paid-in capital during the year ended March 31, 2008.

As a result of this conversion, all outstanding warrants and embedded derivative liabilities were recharacterized as equity and reclassified to additional paid-in capital.

The conversion option related to the Debentures was bifurcated from the Debentures and accounted for separately as a derivative instrument liability. The bifurcated embedded derivative instruments, including the embedded conversion option which was valued using the Flexible Monte Carlo Simulation methodology, was recorded at its initial fair value of an aggregate of $553,466.

The discount from the face amount of the Debentures represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Debentures, using the effective interest method. Amortization related to the Debentures for the year ended March 31, 2008 and 2007, was $60,395 and $14,774, respectively.

A summary of the Debentures and unamortized discount  at March 31, 2008 and 2007, is as follows:

	March 31, 2008	March 31, 2007
Debenture; 4% per annum (increasing to 9% per annum in July 2007); Due December 22, 2009	$1,000,000	$1,000,000
Less: Unamortized discount	(929,606)	(985,228)
Net carrying value	$70,394	$14,774

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

The total carrying value of the  Debentures at March 31, 2008 was $70,394.

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

The Registration Rights Agreement contains a “Liquidating Damages” provision, whereby the Company is obligated to file a registration statement covering the Registrable Securities within 60 days of the Purchase Agreement,  and cause  such registration statement to become effective within 90 days of the Purchase Agreement.  If either of these deadlines is not  met, the Company incurs a penalty in the amount of 2% per month of the aggregate purchase price of the securities.  The Company filed such registration statement within the 60 day period, but the registration statement did not become effective until 123 days after the Purchase Agreement, and the Company incurred liquidated damages in the amount of $81,140. The Purchase Agreement became effective on July 23, 2007, 123 days after the agreed upon date in the Purchase Agreement, March 22, 2007. This penalty is payable in cash, and accordingly the provisions of and the amount of $81,140 was charged to accrued liabilities on the Company’s balance sheet at March 31, 2008.

(8) STOCKHOLDERS' EQUITY

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

On October 19, 2007, the Company issued 574,630 shares of its common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $28,732, based on a conversion price of $0.05 per share

On December 17, 2007, the Company issued 3,581,314 shares of its common stock in exchange for the conversion of convertible promissory notes and accrued interest therein in the aggregate amount of $179,066, based on a conversion price of $0.05 per share

(b) Convertible Preferred Stock:

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

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

During the year ended March 31, 2008, the Company had 450,000 shares of preferred stock outstanding.   The Company has accrued 4% or $4,500 per quarter of undeclared preferred stock dividends. As of March 31, 2008, the Company has $18,000 and $31,500 in undeclared preferred stock dividends for the year ended March 31, 2008 and from inception (January 12, 2005) through March 31, 2008, respectively

(c) Equity Incentive Plan:

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

On August 24, 2007, the Company adopted the Innovative Software Technologies, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). An aggregate of 60 million shares of common stock is authorized for issuance under the 2007 Plan. The Company accounts for stock-based compensation using the fair value method as defined in SFAS No. 123, "Accounting for Stock-Based Compensation" and estimates the fair value of each option grant on the grant date using an option-pricing model. During the years ended March 31, 2008 and 2007, the Company recognized $300,794 and $453,220, respectively, in stock-based compensation.

A summary of the Company's stock option 2006 and 2007 Plans as of March 31, 2008, and the changes during the years ending March 31, 2008 and 2007, is presented below:

Exercise prices of options outstanding at March 31, 2008:

		Weighted	Weighted average		Weighted average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options

$0.05	28,500,000	4.5	$0.05	10,093,750	$0.05
$0.08	6,000,000	3.9	$0.08	5,416,667	$0.08
$0.11	159,000	3.6	$0.11	159,000	$0.11
$0.13	250,000	3.4	$0.13	250,000	$0.13
$0.14	5,978,349	3.3	$0.14	5,978,349	$0.14
Total	40,887,349	3.8	$0.10	21,897,766	$0.10

	Options	Weighted Average Exercise Price
Outstanding at March 31, 2006
Issued	13,983,349	$0.11
Exercised	-	-
Forfeited or expired	(1,596,000)	0.12
Outstanding at March 31, 2007	12,387,349	$0.11
Issued	28,500,000	0.05
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2008	40,887,349	$0.08

Non-vested at March 31, 2008	18,989,583	$0.05
Exercisable at March 31, 2008	21,897,766	$0.08

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2008 and 2007 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.02 and $ 0.05 as of March 31, 2008 and 2007, respectively, and the exercise price multiplied by the number of options outstanding. As of March 31, 2008, total unrecognized stock-based compensation expense related to stock options was $547,886. The total stock based compensation expense  for the years  ended March 31, 2008 and 2007 was $300,794 and $453,220, respectively.

All options were granted at exercise prices that either equaled or exceeded fair market value at the respective dates of grant. No options had been granted to a 10% Owner-Employee.

During the year ended March 31, 2007, the Company used the Trinomial Lattice method of valuation. During the year ended March 31, 2008, the Company used the Black-Scholes method. The significant assumptions made were as follows:

	2008	2007
Expected life of award (years)	10	5.84
Risk free interest rate range	4.75%	4.69%-4.92%
Expected volatility range	169.85%	182.10-242.96%
Expected dividend yield	0.00%	0.00%
Suboptimal Exercise Factor	0	2.00
Post Vesting Forfeiture Rate	0	25.00%

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

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

(9) RELATED PARTY TRANSACTIONS

In August 2006 the Company executed a contract with Aspen Capital Partners, LLC ("Aspen") to provide investment banking services including financing. The owner of Aspen is Peter Peterson, our former Chairman and CEO. Our contract with Aspen calls for a commission of 8% on funds raised by Aspen as well as normal expense reimbursement. During 2007 Aspen earned $120,200 in commissions of which $76,200 was paid in cash and the balance paid via a convertible promissory note with terms as described in Note 7.

On February 16, 2007, we entered into an employment agreement with Philip Ellett, the Company's Chief Executive Officer. Pursuant to the terms of the agreement Mr. Ellett is to receive an annual base salary of $84,000 a year and is entitled to receive an increase to his base salary and receive certain bonuses if certain managed business objectives are met by the Company during the 2007 calendar year. Mr. Ellett also received options to purchase 6,000,000 shares of common stock at an exercise price of $0.08 per share. The options vest according to the following schedule: (1) 1,000,000 vested upon approval by the board of directors of the Plan (2) the remaining 5,000,000 will begin vesting on January 31, 2008 at 138,889 per month, for a total of 36 months. The options  expire on February 16, 2017. Mr. Ellett's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Ellett will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

In October, 2007, The Company granted options to purchase an additional 21,000,000 shares of its common stock at a price of $0.05 per share to its Chief Executive Officer. These options have a term of ten years, and vest as follows:  5,250,000 at the grant date, and the balance at the rate of 437,500 per month over the succeeding thirty-six months.   During the years ended March 31, 2008, and 2007 the Company recognized an expense of $221,638 and $0, respectively,  for the value of these options vested during the year.

Included in the accompanying balance sheet at March 31, 2008  is  $21,000, in accrued salary due to the Company's Chief Executive Officer.

On August 9, 2006, the Company entered into an employment agreement with Thomas J. Elowson, the Company's Chief Operating Officer and President. The agreement has a term of 3 years, stipulates a minimum annual salary of $84,000, and has certain provisions regarding termination of employment with and without "cause" as therein defined. In addition, the employment contract provides for a signing bonus of $10,000 payable upon a fundraising event or series of related fundraising events under which the Company raises a cumulative gross amount of at least $2 million. As of March 31, 2008, this signing bonus has not been paid as the condition for its payment has not been met. In connection with his employment agreement the Company granted Mr. Elowson options to purchase 5,978,349 shares of common stock in the Company. The options have an exercise price of $0.13 per share, expire on August 8, 2016, and vested immediately.

Included in the accompanying balance sheet at March 31, 2008 and 2007 is $37,500 and $60,500, respectively, in accrued salary due to the Company's Chief Financial Officer.

In October 2007, the Company granted options to purchase 7,500,000 shares of its common stock at a price of $0.05 per share to its Vice President and Chief Financial Officer. These options have a term of ten years, and vest as follows: 1,875,000 at the grant date, and the balance at the rate of 156,250 per month over the succeeding thirty-six months.   During the year ended March 31, 2008 and 2007, the Company recognized an expense of $79,156 and $0, respectively, for the value of these options vested during the year.

In October 2007, the Company converted accrued salary to its Vice President and Chief Financial Officer in the amount of $60,500 into common stock at the fair value of $0.05 per share for a total of 1,210,000 shares

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

(10) INCOME TAXES

In July 2006, the FASB issued FIN No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109,  “Accounting for Income Taxes.”  This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the our tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were adopted on April 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements. As of March 31, 2008, all of the federal income tax returns Innovative Software has filed are still subject to adjustment upon audit.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following (in thousands):

	Year Ended March 31, 2008	Year Ended March 31, 2007
Tax at U.S. statutory rate of 34%	$(506,000)	$(994,000)
Permanent Differences	-	-
Change in valuation allowance	506,000	994,000
Income tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Year ended March 31, 2008	Year ended March 31, 2007
Deferred tax assets (liabilities):
Federal and state net operating loss	$1, 665,000	$1,159,000
Other temporary tax differences	$(695,000)	$(573,000)
Total net deferred tax assets	970,000	586,000
Valuation allowance	(970,000)	(586,000)
Deferred tax asset, net	$-	$-

Due to the uncertainty of the Company’s ability to generate taxable income to realize its net deferred tax assets at March 31, 2008, a full valuation allowance has been recognized for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased by $506,000 during the year ended March 31, 2008. The increase in the deferred tax assets in 2008 was primarily the result of increasing net operating loss carryforwards during the year.

At March 31, 2008, the Company had federal net operating loss carryforwards of approximately $4.9 million for income tax reporting purposes, which begin to expire in 2025. The Company’s ability to utilize the carryforwards may be limited in the event of an ownership change as defined in current income tax regulations.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

 (11) COMMITMENTS AND CONTINGENCIES

(a) Leases:

The Company does not have any noncancellable operating leases with initial terms in excess of one year as of March 31, 2008.  Future minimum capital lease payments as of March 31, 2008, are as follows:

Capital
Year ending March 31:	Leases
Total noncancelable lease payments	$69,975
Less amount representing interest	(12,416)
Present value of minimum lease payments	$57,559

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.  At March 31, 2008, the balance of this deferred gain was $4,874.

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

Rent expense under all operating leases for the year ended March 31, 2008, and 2007, was $27,649 and $92,411 respectively. As of July 1, 2007, our principal executive offices are located at 911 Ranch Road 620 North, Austin, Texas 78734. This office consists of approximately 340 square feet which we rent for $900 per month. The term of the lease is month to month with a 60 day notice period.

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

(c) Litigation:

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

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 And 2007

(12) SUBSEQUENT EVENTS

On April 14, 2008 (the “Effective Date”), Innovative Software Technologies, Inc., (the “Company”), Xalles Limited, an Irish corporation (“Xalles”), and Meridian Bay Limited, an Hong Kong corporation (“Meridian”) terminated an agreement to purchase all of the outstanding shares of Xalles which had been entered into by the parties on October 1, 2007 (the “Agreement”).  Continued due diligence by the Company resulted in the Company’s decision to not pursue the acquisition under the terms specified by the Agreement.

As a result of the termination of the Agreement and the signing of the Release, and in order to recognize the obligation of the Company due to a series of advancements made to it by Xalles, the Company issued a promissory note to the benefit of Xalles in the amount of $158,079, on April 14, 2008, repayable on or before December 18, 2008 (the “Note”).  The outstanding principal amount of the Note bears interest beginning on April 14, 2008, calculated on the basis of a 360-day year for the actual number of days elapsed through the actual payment date at the following rates of interest: EIGHT percent (8%) per annum through June 15, 2008; TEN percent (10%) per annum through August 16, 2008, TWELVE percent per annum through October 17, 2008; and FOURTEEN percent per annum through December 18, 2008.  The outstanding principal balance of this Note, plus accrued but unpaid interest, is due and payable on December 18, 2008.  This Note may be prepaid, either in whole or in part, at any time without penalty.

On May 30, 2008, Christopher J. Floyd, Innovative Software Technologies, Inc.’s (the “Company”) Chief Financial Officer and Secretary gave notice to the Company of his resignation, effective May 31, 2008. Mr. Floyd is resigning to pursue another career opportunity.

In connection with the announced resignation of Mr. Floyd, the Company announced that Mr. Robert V. Rudman, currently Managing Director of Aspen Capital Partners, LLC, the Company’s investment bank, would be serving as the principal financial officer of the Company, effective upon the resignation of Mr. Floyd. Mr. Rudman, age 60, has served as Managing Director of Aspen Capital, LLC since November 2007. He served as Director of Finance of D.P. Martin & Associates Inc. from May 2005 until November 2007. Previously, he served as President & Chief Executive Officer of SmarTire Systems Inc. since January 1996. Mr. Rudman has not engaged in any transactions with the Company or any of its subsidiaries that would be required to be reported under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.

On May 30, 2008, the Company issued shares of common stock at a price of $0.05 per shares for previously accrued salary in the amount of $31,500 to the Company’s Chief Financial Officer.  A total of  630,000 shares of common stock were issued to the officer.

On May 30, 2008, the Company issued shares of common stock at a price of $0.05 per shares for previously accrued salary in the amount of $35,000 to the Company’s Executive Officer.  A total of  700,000 shares of common stock were issued to the officer.

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

We provided to LSC the disclosure contained herein and requested LSC to furnish a letter addressed to the Commission stating whether it agrees with the statements made by us herein and, if not, stating the respects in which it does not agree. A letter from LSC is incorporated herein by reference as Exhibit 16.1.

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

On November 1, 2007, the Company dismissed Mayer Hoffman McCann P.C. (“MHM”) as independent auditors.

MHM's reports on our financial statements as of and for the fiscal year ended March 31, 2007 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. MHM's report for the year ended March 31, 2007 was modified to include an emphasis regarding uncertainty about our ability to continue as a going concern.

There have been no disagreements with MHM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MHM, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

We provided to MHM the disclosure contained in our Form 8-K dated November 1, 2007, and requested MHM to furnish a letter addressed to the Commission stating whether it agrees with the statements made by us therein and, if not, stating the respects in which it does not agree.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation and Conclusion of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of March 31, 2008.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were not effective as a result of a material weakness in internal control over financial reporting as of March 31, 2008 as discussed below.

Management’s Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), as amended) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008. Management’s assessment identified the following material weakness in internal control over financial reporting:

Management determined there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008 because of the material weakness described in the preceding paragraph. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Below are the names and certain information regarding our executive officers and directors.

NAME	AGE	POSITION
Philip D. Ellett	54	Chief Executive Officer and Director
Robert V. Rudman	60	Chief Financial Officer, Secretary
Thomas J. Elowson	47	President and Chief Operating Officer

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

Philip Ellett, Chief Executive Officer and Director

Mr. Ellett has served as Chief Executive Officer, Director and Principal Executive Officer since December 2006. From September 2006 until December 2006, Mr. Ellett served as an executive consultant to us. From 2004 to the present, Mr. Ellett has served as a principal at Fontaine Builders, Inc., a construction and real estate development company. From 2002 to 2004, Mr. Ellett served as president and CEO of Realvue, Inc., a software developer. From 2001 to 2002, he served as Senior Vice President of Sales at Motive Computing, a software developer. From 2000 to 2001, Mr. Ellett was an investor and served as President and CEO of Netier, Inc. a manufacturer of thin client computers, which was subsequently sold to Wyse, Inc. From 1996 to 2000, Mr. Ellett held various positions with Ingram Micro, Inc., a computer products distributor, serving as President of Europe for three years and President of the Americas for the final year of his tenure. Mr. Ellett received his Higher National Certificate in Electrical and Electronic Engineering in 1977 from Slough College of Technology in England.

Robert V. Rudman, Chief Financial Officer and Secretary

Mr. Rudman is a Canadian Chartered Accountant with more than thirty years of experience in the field of accounting and financial management in positions of increasing responsibility. In 1977, he left his employment with Price Waterhouse to join the Park Lane group of companies operating in the property/casualty insurance industry. Mr. Rudman served as Chief Financial Officer until 1982 when he established his own financial advisory firm based in Vancouver, Canada. Specializing in valuations, mergers and acquisitions, the firm grew significantly by way of a merger and organic growth. In 1992, Mr. Rudman joined the automotive technology firm, SmarTire Systems Inc. as the Chief Financial Officer and in 1995, he accepted his new role as Chief Executive Officer. In May of 2005, Mr. Rudman moved to West Palm Beach, Florida to join the financial advisory firm of D.P. Martin & Associates Inc. as the Director of Finance. In November of 2007, he accepted the position of Managing Director in the financial advisory firm of Aspen Capital Partners LLC based in Tampa, Florida. During his career as a professional accountant and financial adviser, Mr. Rudman has been instrumental in arranging a wide range of debt and equity financings, in structuring a number of mergers and acquisitions, in developing strategic and operational business plans, and in the preparation and filing of all required regulatory reports. His scope of experience includes both domestic and international transactions. On June 1, 2008, Mr. Rudman accepted the position of Chief Financial Officer and Secretary of Innovative Software Technologies, Inc. in addition to his role at Aspen Capital Partners LLC.

Thomas Elowson, President and Chief Operating Officer

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

Based solely upon the written representations of our executive officers and directors and upon copies of the reports that they have filed with the Securities and Exchange Commission ("SEC"), during the year ended March 31, 2008, our executive officers and directors filed with the SEC on a timely basis all required reports relating to transactions involving shares of our common stock beneficially owned by them.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers at the end of the last two completed fiscal years. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip Ellett, CEO,
Principal Executive	2007	$28,000	$-	$-	$86,412	$-	$-	$-	$114,412
Officer	2008	$84,000	$-	$-	$625,343	$-	$-	$-	$709,343
Christopher J. Floyd,
former Chief	2007	$104,500	$-	$-	$-	$-	$-	$800	$105,300
Financial Officer	2008	$84,000	$-	$-	$223,337	$-	$-	$-	$307,337
Tom Elowson
President and Chief	2007	$76,000	$-	$-	$356,014	$-	$-	$-	$432,014
Operating Officer	2008	$84,000	$-	$-	$-	$-	$-	$-	$84,000

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercise Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Philip Ellett	7,437,500	13,562,500	-	$0.05	10/12/2017	-	-	-	-
Phillip Ellett	5,416,667	583,333	-	$0.08	2/15/2017	-	-	-	-
Christopher Floyd (1)	2,656,250	4,843,750	-	$0.05	10/12/2017	-	-	-	-
Tom Elowson	5,978,349	-	-	$0.13	8/8/2016	-	-	-	-

On May 31, 2008, our Chief Financial Officer, resigned.  As a result of his resignation, 3,968,750 options  to purchase additional shares of common stock, that have not vested as of May 31, 2008, were forfeited.

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

On August 9, 2006, we entered into an employment agreement with Thomas J. Elowson for the position of Chief Operating Officer and President. The contract has a term of three years, stipulates a minimum annual salary of $84,000, and has certain provisions regarding termination of employment with and without "cause" as therein defined. In addition, the employment contract provides for a signing bonus of $10,000 payable upon a financing event or series of related financing events wherein we raise a cumulative gross amount of at least $2 million. In connection with his employment agreement, we granted Mr. Elowson 5,978,349 options to purchase shares of our common stock. The options vest immediately and have an exercise price of $0.13 per share, the closing price on the Over the Counter Bulletin Board on August 9, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of July 2, 2008, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address of Owner	Amount Owned (1)		Percent of Class (2)
Philip D. Ellett
Chief Executive Officer and Director
15900 Soleil Court
Austin, Texas 78734	22,782,824	(3)	18.4%

Robert V. Rudman
Chief Financial Officer and Secretary
9630 Via Grandezza East
Wellington Florida, 33411	-		0.0%

Tom Elowson
President and Chief Operating Officer
3853 N. W. 5th Terrance
Boca Raton, Florida 33431	6,884,158	(4)	6.3%

Christopher J. Floyd
Former Chief Financial Officer and Secretary
6516 Windjammer Place
Bradenton, Florida 34202	16,296,874	(5)	14.8%

All Officer and Directors as a group (4 persons)	45,963,856		33.6%

Peter M. Peterson (6)
1413 S Howard Avenue, #220
Tampa, FL 33606	7,156,874		7.2%

Terri Zalenski (7)
4090 Northwest 24th Terrance
Boca Raton, Florida 33431	7,258,559		7.2%

Individuals holding over 5%	14,415,433		14.2%

All Officer and Directors and individuals holding over 5%	60,379,289		44.1%

(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.

(2) Based upon 102,513,929 shares of common stock outstanding as of July 2, 2008 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities within 60 days of July 2, 2008.

(3) This included 21,000,000 options to purchase additional shares of common stock at a price of $0.05 per share, which have an expiration date of October 12, 2017.

(4) This includes 5,978,349 fully vested options to purchase common stock of the Company at a strike price of $0.13 and an expiration date of August 8, 2016.

(5) This includes 7,500,000 options to purchase additional shares of common stock at a price of $0.05 per share, which have an expiration date of October 12, 2017.

(6) Mr. Peterson was the chairman and CEO of the Company from August 2004 through June 2006.

(7) Mrs. Zalenski is the wife of our former chairman and CEO, Anthony F. Zalenski.

Title of Class	Name and Address of Owner	Amount Owned (1)	Percent of Class(2)
Series A Preferred Stock	Glendower Holdings, Ltd. Shareholder 36 Hilgrove Street St. Helier, Jersey JE4 8TR Channel Islands	350,000	77.8%

Series A Preferred Stock	Jarbridge, Ltd. Shareholder 1934 Driftwood Bay Belize City, Belize Central America	100,000	22.2%
All Officers and Directors as a Group (0 persons)		450,000	10%

(1) Information with respect to beneficial ownership is based upon information   furnished by each stockholder or contained in filings made with the  Securities and Exchange Commission. Unless otherwise indicated, beneficial  ownership includes both sole investment and voting power.

(2) Based upon 450,000 shares of Series A Preferred Stock outstanding as of   July 2, 2008 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of  outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities within 60 days of July 2, 2008.

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

ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $41,000 and $50,398, respectively, for the fiscal years ended March 31, 2008 and March 31, 2007.

AUDIT-RELATED FEES

We did not incur any other fees for the years ended March 31, 2008 and March 31, 2007 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements that are not included in "Audit Fees".

TAX FEES

We did not incur any fees for tax compliance by our independent auditors during  the fiscal years ended March 31, 2008 and March 31, 2007.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the fiscal years ended March 31, 2008 and March 31, 2007.

SIGNATURES

In  accordance  with the requirements of the Exchange Act, the registrant caused this  report  to  be  signed  on  its  behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.

Date: July 15, 2008     By: /s/ Philip D. Ellett
                                      Philip D. Ellett

                                      Chief Executive Officer
                                      (Principal Executive Officer)

Date: July 15, 2008     By: /s/ Robert V. Rudman
                                      Robert V. Rudman
                                      Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Philip D. Ellett Philip D. Ellett	Chief Executive Officer (Principal Executive Officer) and Director	July 15, 2008

/s/ Robert V. Rudman Robert V. Rudman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 15, 2008

Exhibit Number                         Description Of Exhibit

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

Exhibit  Number                     Description Of Exhibit

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