Form 10-Q
period 2008-06-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2008-08-14
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

❒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2008

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the issuer is a shell company (as defined in Regulation 12b-2 of the Exchange Act):   YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:

103,514,199 Common Shares (post-reverse split) outstanding as of August 5, 2008

Transitional Small Business Disclosure Format:  YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check One):

Large Accelerated filer ❒	Accelerated filer ❒

Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☑
i

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheet as of June 30, 2008 (unaudited) and March 31, 2008	F-1
	Consolidated Statements of Operations for the three months Ended June 30, 2008 and 2007 and for the period from inception (January 12, 2005) through June 30, 2008 (unaudited)	F-2
	Consolidated Statements of Cash Flows for the three months Ended June 30, 2008 and 2007 and for the period from inception (January 12, 2005) through June 30, 2008 (unaudited)	F-3
	Notes to Consolidated Financial Statements (unaudited)	F-4
Item 2.	Management's Discussion and Analysis or Plan of Operation	F-13
Item 3.	Controls and Procedures	F-16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	1
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	1
Item 3.	Defaults Upon Senior Securities	1
Item 4.	Submission of Matters to a Vote of Security Holders	1
Item 5.	Other Information	1
Item 6.	Exhibits	1

SIGNATURES		2

ii

INTRODUCTORY NOTE

This Report on Form 10-Q for Innovative Software Technologies, Inc., (the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

iii

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(A Development Stage Company)

	June 30,	March 31,
	2008	2008
Assets	(unaudited)
Current assets

Cash and cash equivalents	$76,188	$29,126
Accounts receivable, net	-	8,450
Prepaid services and other current assets	839	839

Total current assets	77,027	38,415

Property and equipment, net (note 4 )	100,014	114,487
Deposits and other assets	2,400	2,400

Total assets	$179,441	$155,302

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$752,828	$725,400
Accrued taxes	7,152	4,475
Accrued interest	115,658	89,727
Accrued officer salary and expenses	34,071	58,500
Advances payable (note 3)	50,000	155,511
Current portion of capital lease obligation	43,898	57,559
Deferred revenue (note 5)	170,560	112,781
Penalty for late registration	81,140	81,140
Deferred gain of sale of fixed assets	3,545	4,874
Note payable	158,079	-
Convertible debentures (note 6)	104,003	70,394

Total current liabilities	1,520,934	1,360,361

Commitments and contingencies (note 9)	-	-

Stockholders' deficit
Preferred stock, 25,000,000 shares authorized, no par value:
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	450,000	450,000
Common stock, $0.001 par value; 300,000,000 shares authorized;
102,514,199 and 101,184,199 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively (note 7)	102,515	101,185
Additional paid-in capital	3,283,112	3,142,017
Deficit Accumulated during the Development Stage	(5,177,120)	(4,898,261)
Total stockholder's deficit	(1,341,493)	(1,205,059)

Total liabilities and stockholders' deficit	$179,441	$155,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSS
 (A Development Stage Company)
(Unaudited)

			Cumulative from
	For the Three	For the Three	Inception
	Months Ended	Months Ended	(January 12, 2005)
	June 30,	June 30,	June 30,
	2008	2007	2008
Revenue	$109,942	$32,140	$451,100

Total revenue	109,942	32,140	451,100

Cost of revenue	37,659	21,712	190,917
Total cost of revenue, excluding depreciation below	37,659	21,712	190,917

Gross profit	72,283	10,428	260,183

Operating expenses:
Sales, general and administrative expenses	284,901	330,500	4,211,632
Total operating expenses	284,901	330,500	4,211,632

Operating loss	(212,618)	(320,072)	(3,951,449)

Other income (expense):
Income from change in fair value of derivative liabilities	-	620,163	169,241
Interest expense	(67,570)	(245,877)	(1,456,527)
Interest income	-	2,263	7,978
Gain on sale of fixed assets	1,329	-	3,847
Other income (expense)	-	(1,790)	49,790
Total other income (expense)	(66,241)	374,759	(1,225,671)

Income (loss) before taxes	(278,859)	54,687	(5,177,120)

Provision for taxes	-	-	-

Net income (loss)	$(278,859)	$54,687	$(5,177,120)

Undeclared preferred stock dividends	(4,500)	(4,500)	(36,000)

Loss applicable to common stockholders	$(283,359)	$50,187	$(5,213,120)

Net loss per share - basic	$0.00	$0.00	$(0.07)

Net loss per share - diluted	$0.00	$0.00	$(0.07)

Weighted average shares outstanding -
basic	101,637,276	72,846,566	77,898,660

Weighted average shares outstanding -
diluted	101,637,276	106,139,423	77,898,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

	For the Three	For the Three	Cumulative
	Months Ended	Months Ended	from Inception
	June 30,	June 30,	(January 12, 2005) to
	2008	2007	June 30, 2008
Net loss	$(278,859)	$54,688	$(5,177,120)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	23,458	2,115	156,592
Common stock and stock option based compensation	75,925	22,989	1,032,602
Notes payable issued for expenses paid by affiliates and third parties	-	-	258,605
Amortization of deferred gain on sale of assets	(1,329)	-	2,673
Services paid in common stock	-	-	126,560
Amortization of convertible debt discount	33,608	146,676	1,022,286
Change in fair value of derivative liabilities	-	(620,163)	(169,241)
Amortization of deferred financing costs	-	21,833	232,199
Net change in operating assets and liabilities:
Accounts receivable	8,450	(10,410)	-
Prepaid expenses and other current assets	-	4,950	9,961
Deposits	-	19,557	(1,400)
Accounts payable and accrued expenses	100,676	101,874	307,772
Deferred revenue	57,779	-	170,560

Net cash used in operating activities	19,708	(255,891)	(2,027,951)

Cash flows from investing activities:
Purchase of property and equipment	(8,985)	(19,260)	(234,083)
Proceeds from sale-leaseback of property and equipment	-	-	125,000
Increase in deferred financing costs	-	-	(156,200)

Net cash used in investing activities	(8,985)	(19,260)	(265,283)

Cash flows from financing activities:
Stock issued for cash	-	-	113,000
Proceeds from notes payable	-	-	427,969
Proceeds from advances payable	50,000	-	205,511
Principal payments on notes payable	-	-	(30,000)
Proceeds from convertible debentures	-	-	1,663,500
Principal payments under capital lease	(13,661)	(8,686)	(61,707)
Cash acquired in the reverse acquisition of Innovative	-	-	51,149

Net cash provided by (used in) financing activities	36,339	(8,686)	2,369,422

Net increase (decrease) in cash and cash equivalents	47,062	(283,837)	76,188

Cash and cash equivalents at beginning of period	29,126	440,648	-

Cash and cash equivalents at end of period	$76,188	$156,811	$76,188

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$34,100

Taxes	$-	$-	$-

Issuance of common stock for acquisition	$-	$-	$440,000

Issuance of common stock in exchange for debt	$-	$-	$1,114,602

Assets acquired under capital lease	$-	$-	$136,512

Fixed assets exchanged for lease payment	$-	$-	$2,490

Issuance of common stock to retire notes payable - affiliate	$-	$-	$22,337

Charge warrants and embedded derivative liabilities
to additional paid-in capital	$-	$-	$1,952,451

Convertible debt issued for financing costs	$-	$-	$44,000

Issuance of shares to officer for accrued payroll	$66,500	$-	$127,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND REPORTING

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition as of June 30, 2008, and the results of its operations for the three  months ended June 30, 2008, and June 30, 2007, and the cash flows for the three months ended June 30, 2008, and June 30, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2008 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2008. Operating results for the three month period ended June 30, 2008, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2009.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $5,177,120 from inception (January 12, 2005) through June 30, 2008, and has a working capital deficiency and stockholder deficit of $1,443,907 and $1,341,493, respectively,  at June 30, 2008. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. The Company expects to incur operating losses for the foreseeable future.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which superseded SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104  incorporates  Emerging  Issues Task Force  (“EITF”) No. 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  Through June 30, 2008, all of the Company’s revenue has been service revenue.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) (“SFAS No. 123(R)”), “Share Based Payment,” (SFAS 123(R)) which eliminates the use of APB Opinion No. 25 and require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

(b) Customer Concentration

During the three months ended June 30, 2008 and 2007, two customers accounted for approximately 73% and 98% of revenues, respectively. The loss of these customers would have a material adverse effect on financial results.

Recent Accounting Developments:

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of Statement No. 133 (SFAS 161). SFAS 161 enhances disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adoption of SFAS 161.

In May 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This staff position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings Per Share. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of adoption of this guidance.

In November 2007, FASB issued EITF 07-1, “Accounting for Collaborative Arrangements" (“EITF 07-1”).”   EITF 07-1 requires additional disclosures related to collaborative arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of EITF 07-1 will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007. SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of analyzing the effects SFAS 141R will have on the Company’s financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

Recently adopted accounting pronouncements

Effective at the beginning of the first quarter of 2009, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates.  The Company files U.S. federal and U.S. state tax returns.  For state tax returns the Company is generally no longer subject to tax examinations for years prior to 1996.

Effective April 1, 2008, the Company partially adopted SFAS 157, which provides a framework for measuring fair value. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The partial adoption of this standard only resulted in additional disclosure requirements and had no financial statement impact. Delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company has not applied the provisions of SFAS 157 for intangible assets and long-lived assets measured for fair value for impairment assessment under Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Effective April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of SFAS No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments  otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. In connection with the adoption of this standard, the Company did not elect any additional financial instruments to be recorded at fair value.

3.  ADVANCES PAYABLE

Advances payable of $50,000 at June 30, 2008 consist of  cash advances to the Company by Aspen Capital and a shareholder, Peter Peterson. These cash advances will accrue interest at a rate of 10% per annum.  During the three months ended June 30, 2008, we accrued interest in the amount of $208 for these cash advances.

During the three months ended June 30, 2008, the Company converted a cash advance of $155,511 and capitalized interest in the amount of $2,568, into a promissory note payable in the amount of $158,079 to Xalles, an Irish corporation (“Xalles”).  The Company has been involved in negotiations to purchase Xalles.  These funds were advanced to the Company by Xalles for the purpose of general working capital and trade payables of both Xalles and the Company.

4. PROPERTY AND EQUIPMENT

 Property and equipment consist of the following as of June 30, 2008 and March 31, 2008:

	June 30, 2008	March 31, 2008
Equipment	$77,567	$68,583
Computer software	4,930	4,930
Furniture and fixtures	1,258	1,258
Property and equipment under capital lease	134,022	134,022
	217,777	208,793
Accumulated depreciation and amortization	(117,763)	(94,306)
	$100,014	$114,487

Depreciation expense was $23,458 and $2,115 for the three month ended June 30, 2008 and 2007, respectively.

5.  DEFERRED REVENUE

The Company’s wholly-owned subsidiary AcXess, Inc.  receives payment in advance for certain of its services, primarily website hosting.  These payments are recognized as revenue over the period for which the services is provided.  As of June 30, 2008 and March 31, 2008, these advance payments aggregated a total of $170,560 and $112,781, respectively; this amount will be taken into revenue over the following twelve months.

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

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes (the “Notes”) to accredited investors. These notes have a term of six months, an interest rate of 12% per annum, and are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described). As a result of this, the Company could ultimately issue an unlimited number of shares of common stock.  This resulted in liability treatment for all of the related derivatives. In addition, each of the Notes is issued with warrants to purchase Company common stock at a strike price of $0.05 per share. The number of warrants granted is determined by multiplying the face value of each note issued by four. In October the Board of Directors of the Company approved an increase in the amount to be raised under this financing to $1,500,000. A total of $1,107,500 had been raised as of November 10, 2006, when the Company closed the round. During the three and nine months ended June 30, 2008, the Company was in default on all Notes totaling a principal amount of $1,107,500. In the event of a default resulting from the Company's non-payment of principal or interest when due, a holder of the Notes may declare all unpaid principal and accrued interest due and payable immediately. The Company was served a complaint from one investor demanding repayment of $55,000 under one of the Notes.  The Company reached a settlement agreement with this investor, and executed a mutual release and the complaint was dismissed on October 25, 2007  (see Note 9). No notice has been received from any other holder of the Notes and the Company is currently in the process of renegotiating the terms of the Notes (as noted below); however there can be no assurance that such negotiations will be successful.

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

The Debentures bear interest at 4% until June 22, 2007 and 9% thereafter, payable in arrears and mature three years from the date of issuance. Accrued interest is payable in cash semi-annually, beginning on July 1, 2007. The Company has not made the interest payment of $22,438 due on July 1, 2007 and intends to negotiate a settlement with the Debenture holder; however there can be no assurance that such negotiation will be successful

Warrants were initially accounted for as derivative instrument liabilities (see below) in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (“EITF 00-19”) primarily as a result of the possible conversion of other debt into a possible unlimited number of shares. Accordingly, the initial fair values of the warrants, amounting to an aggregate of $82,239 relating to the issuance of the Notes, and $964,286 relating to the issuance of the Debentures, were recorded as a derivative instrument liability. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the dates the warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the warrants, expected volatility of 114% (based on analysis of historical stock prices of the Company and its selected peers), and the five year and four year life of the warrants relating to the Notes and Debentures, respectively. The Company is required to re-measure the fair value of the warrants at each reporting period.

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

The discount from the face amount of the Notes represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of each of the Notes, using the effective interest method. Amortization related to the Notes for the three months ended June 30, 2008 and 2007 was $0 and $139,622.

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

The discount from the face amount of the Debentures represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Debentures, using the effective interest method. Amortization related to the Debentures for the three months ended June 30, 2008 and 2007, was $33,609 and $7,054, respectively.

A summary of the Debentures and unamortized discount  at June 30 and March 31, 2008 , is as follows:

	June 30,	March 31,
	2008	2008
Debenture; 4% per annum (increased to 9%
per annum in July 2007); due December 22, 2009	$1,000,000	$1,000,000
Less: Unamortized discount	(895,997)	(929,606)
Net carrying value	$104,003	$70,394

The Registration Rights Agreement contains a “Liquidating Damages” provision, whereby the Company is obligated to file a registration statement covering the Registrable Securities within 60 days of the Purchase Agreement,  and cause  such registration statement to become effective within 90 days of the Purchase Agreement.  If either of these deadlines is not  met, the Company incurs a penalty in the amount of 2% per month of the aggregate purchase price of the securities.  The Company filed such registration statement within the 60 day period, but the registration statement did not become effective until 123 days after the Purchase Agreement, and the Company incurred liquidated damages in the amount of $81,140. The Purchase Agreement became effective on July 23, 2007, 123 days after the agreed upon date in the Purchase Agreement, March 22, 2007.   This penalty is payable in cash, and accordingly the provisions of and the amount of $81,140 was charged to accrued liabilities on the Company’s balance sheet at June 30, 2008 (see note  3).

7.  COMMON STOCK

During the three months ended June 30, 2008, the Company had the following common stock issuances:

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

Options

On August 9, 2006, the Company adopted the Innovative Software Technologies, Inc. 2006 Equity Incentive Plan (the "Plan"). An aggregate of 20 million shares of common stock is authorized for issuance under the Plan. Options must terminate no later than the tenth (10th) anniversary of the date of grant, and each incentive stock option granted to any 10% Owner-Employee (as defined in the Plan) must terminate no later than the fifth (5th) anniversary of the date of grant. The Company accounts for stock-based compensation using the fair value method as defined in SFAS 123(R) and estimates the fair value of each option grant on the grant date using an option-pricing model.

On August 24, 2007, the Company adopted the Innovative Software Technologies, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). An aggregate of 60 million shares of common stock is authorized for issuance under the 2007 Plan. The Company accounts for stock-based compensation using the fair value method as defined in SFAS 123(R) and estimates the fair value of each option grant on the grant date using an option-pricing model. During the three months ended June 30, 2008 and 2007 the Company recognized $75,925 and $22,989  in stock-based compensation.

A summary of the Company's stock option 2006 and 2007 Plans as of June 30, 2008 is presented below:

		Weighted	Weighted average		Weighted average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.05	28,500,000	4.3	$0.05	11,718,750	$0.05
$0.08	6,000,000	3.6	$0.08	5,833,334	$0.08
$0.13	250,000	3.2	$0.13	250,000	$0.13
$0.14	5,978,349	3.1	$0.14	5,978,349	$0.14
	40,728,349	3.5	$0.07	23,780,433	$0.08

		Weighted Average
	Options	Exercise Price
Outstanding at March 31, 2008	40,887,349	$0.08
Issued	-	-
Exercised	-	-
Forfeited or expired	(159,000)	0.11
Outstanding at June 30, 2008	40,728,349	$0.08

Non-vested at June 30, 2008	16,947,916	$0.05
Exercisable at June 30, 2008	23,780,433	$0.08

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.02 as of June 30, 2008, and the exercise price multiplied by the number of options outstanding. As of June 30, 2008, total unrecognized stock-based compensation expense related to stock options was $376,050.

8.   RELATED PARTY TRANSACTIONS

During the three months ended  June 30, 2008, the Company had the following transactions with related parties:

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

The Company accrued salary in the amount of $21,000 to the Company’s Chief executive Officer.

The Company accrued salary in the amount of $17,500 to the  Company’s previous Chief Financial Officer, who resigned effective May 31, 2008.

The Company accrued salary in the amount of $5,000 to the Company’s new Chief Financial Officer, whose tenure with the Company began June 1, 2008. ..

9.  COMMITMENTS AND CONTINGENCIES

(a) Leases:

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.  At June 30, 2008, the balance of this deferred gain was $3,545.

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

Rent expense under all operating leases for the three  months ended June 30, 2008 and 2007, was $2,700  and $17,550, respectively. As of July 1, 2007, our principal executive offices are located at 911 Ranch Road 620 North, Austin, Texas 78734. This office consists of approximately 340 square feet which we rent for $900 per month. The term of the lease is month to month with a 60 day notice period.

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

10. SUBSEQUENT EVENTS

During July 2008, the Company issued 1,000,000 shares of common stock to a service provider to satisfy an accounts payable  of $20,000.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The information presented in this section should be read in conjunction with our audited financial statements and related notes for the periods ended March 31, 2008 and 2007  included in our Form 10-KSB, filed July 15, 2008, as well as the information contained in the financial statements, including the notes thereto, appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this report.

The following discussion includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under “Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements” included in Part 1 of this report. When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-Q.

Overview

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three months ended June 30, 2008, and 2007. Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

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

This sale-transaction is expected to close upon the successful  completion of a new acquisition by the Company.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are discussed in its annual report on Form 10-KSB for the year ended March 31, 2008.

Results of Operations

Three months ended June 30, 2008, compared to the three months ended June 30, 2007.

Revenues

Revenues for the three months ended June 30, 2008, and 2007 were $109,942 and $32,140, respectively, an increase of $77,802 or approximately 242%. Revenue is derived primarily from our contracts with Microsoft, Citrix, and SAP.

Cost of Sales and Margins

Cost of sales for the three months ended June 30, 2008, and 2007 were $37,659 and $21,712, respectively, an increase of $15,947 or approximately 73%. Cost of sales primarily comprise network charges due at our data site.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2008, and 2007 were $284,901 and $330,500, respectively, a decrease of $45,599 or approximately 14%. General and administrative expenses consisted primarily non-cash compensation of $75,925 representing the vesting of stock options to officers; legal and accounting fees in the amount of $66,255; consulting fees in the amount of $60,000; payroll and related costs of $30,811; depreciation and amortization expense in the amount of $23,458; insurance expense in the amount of $7,530; travel and entertainment costs in the amount of $8,751; facilities and related expense in the amount of $4,600; and office expenses in the amount of $1,607.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2008 were expense of ($66,241) compared to  income of $374,759 for the three months ended June 30, 2007, a net increase in expense of $441,000.  During the three months ended June 30, 2008 the Company had no derivative liabilities outstanding and thus recognized no gain or loss from the change fair value of any  derivative liabilities.  During the three months ended June 30, 2007, the Company recognized a gain on derivative liability of $620,163  During the three months ended June 30, 2008 the Company incurred interest expense of $67,570 compared to $245,877 during the three months ended June 30, 2007. The reason for the decrease in interest expense was decrease in debt due to the conversion of notes payable during the year ended March 31, 2008.  During the three months ended June 30, 2008, the Company had a gain on the sale of fixed assets of $1,329, compared to a gain on the sale of assets of $0 during the three months ended June 30, 2007.  The Company also had other expenses of $0 during the three months ended June 30, 2008, compared to other expenses of $1,790 during the three months ended June 30, 2007.

Net Income (Loss)

For the reasons stated above, our net loss for the three months ended June 30, 2008, amounted to $278,859 compared to a net income of $54,687 during the prior period, a net increase in loss of $333,546.

Liquidity and Capital Resources

The June 30, 2008, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $5,177,120 from inception (January 12, 2005) through June 30, 2008, and has a working capital deficiency and stockholder deficit of $1,443,907  and $1,341,493, respectively, at June 30, 2008. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Management intends to continue to finance operations through financings activities; however there can be no assurance of successful financings or acquisition activity in the future.

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

At June 30, 2008, we had current liabilities of $1,520,934. We have no material commitments for capital expenditures.

Contractual Obligations

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.  At June 30, 2008, the balance of this deferred gain was $3,545.

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

Item 3. Controls and Procedures

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were not effective as a result of a material weakness in internal control over financial reporting as of June 30, 2008 as discussed in the 10-KSB for the year ended March 31, 2008.

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

All of the above issuances and sales were deemed to be exempt under Rule 506 of Regulation D and Section (2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Innovative Software Technologies, Inc. or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirement of the Securities Act of 1933.

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

Innovative Software Technologies, Inc.

Date: August 14, 2008	/s/ Philip D. Ellett Philip D. Ellett Chief Executive Officer

Date: August 14, 2008	/s/ Robert V. Rudman Robert V. Rudman Chief Financial Officer

2

 INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.
32.2	Certification of Chief Financial Officer of Innovative Software Technologies, Inc. pursuant to 18 U.S.C. 1350.

3