Form 10-Q
period 2008-09-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2008-11-13
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

❒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ❒

Indicate by check mark whether the issuer is a shell company (as defined in Regulation 12b-2 of the Exchange Act):   YES ❒    NO ☒

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:

103,514,199 Common Shares (post-reverse split) outstanding as of November 12, 2008

Transitional Small Business Disclosure Format:  YES ❒      NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check One):

Large Accelerated filer ❒	Accelerated filer ❒

Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

i

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and March 31, 2008	F-1

Condensed Consolidated Statements of Operations for the three and six months Ended September 30, 2008 and 2007 and for the period from inception (January 12, 2005) through September 30, 2008 (unaudited)
		F-2
	Condensed Consolidated Statements of Cash Flows for the six months Ended September 30, 2008 and 2007 and for the period from inception (January 12, 2005) through September 30, 2008 (unaudited)	F-3
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5
Item 2.	Management's Discussion and Analysis or Plan of Operation	1
Item 3.	Controls and Procedures	4

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	4
Item 4.	Submission of Matters to a Vote of Security Holders	4
Item 5.	Other Information	4
Item 6.	Exhibits	4

SIGNATURES		5

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

iii

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(A Development Stage Company)

	September 30, 2008	March 31, 2008
Assets	(Unaudited)
Current assets

Cash and cash equivalents	$16,241	$29,126
Accounts receivable, net	9,120	8,450
Prepaid services and other current assets	-	839

Total current assets	25,361	38,415

Property and equipment, net (note 4)	76,057	114,487
Deposits and other assets	2,400	2,400

Total assets	$103,818	$155,302

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$823,955	$725,400
Accrued taxes	8,644	4,475
Accrued interest	144,020	89,727
Accrued officer salary and expenses	70,071	58,500
Advances payable (note 3)	53,000	155,511
Current portion of capital lease obligation	28,793	57,559
Deferred revenue (note 5)	127,140	112,781
Penalty for late registration	81,140	81,140
Deferred gain of sale of fixed assets	2,216	4,874
Note payable	158,079	-
Convertible debentures (note 6)	153,658	70,394

Total current liabilities	1,650,716	1,360,361

Commitments and contingencies (note 9)	-	-

Stockholders' deficit
Preferred stock, 25,000,000 shares authorized, no par value:
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	450,000	450,000
Common stock, $0.001 par value; 30,000,000 shares authorized;
103,514,199 and 101,148,199 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively (note 7)	103,515	101,185
Additional paid-in capital	3,352,224	3,142,017
Deficit Accumulated during the Development Stage	(5,452,637)	(4,898,261)
Total stockholder's deficit	(1,546,898)	(1,205,059)

Total liabilities and stockholders' deficit	$103,818	$155,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(A Development Stage Company)
(Unaudited)
	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Six Months Ended September 30, 2008	For the Six Months Ended September 30, 2007	Cumulative from Inception (January 12, 2005) to September 30, 2008
Revenue	$97,315	$39,080	$207,257	$71,220	$548,415

Total revenue	97,315	39,080	207,257	71,220	548,415

Cost of revenue	57,652	18,195	95,311	39,907	248,569
Total cost of revenue, excluding depreciation below	57,652	18,195	95,311	39,907	248,569

Gross profit (loss)	39,663	20,885	111,946	31,313	299,846

Operating expenses:
Sales, General and administrative expenses	234,548	220,089	519,449	550,589	4,446,181
Total operating expenses	234,548	220,089	519,449	550,589	4,446,181

Operating loss	(194,885)	(199,204)	(407,503)	(519,276)	(4,146,334)

Other income (expense):
Income (expense) from change in fair value of derivative liabilities	-	(349,244)	-	270,919	169,241
Interest expense	(81,961)	(62,814)	(149,531)	(308,691)	(1,538,488)
Interest income	-	322	-	2,585	7,978
Gain on sale of fixed assets	1,329	-	2,658	-	5,176
Other income	-	5,463	-	3,673	49,790
Total other expense, net	(80,632)	(406,273)	(146,873)	(31,514)	(1,306,303)

Loss before taxes	(275,517)	(605,477)	(554,376)	(550,790)	(5,452,637)

Provision for taxes	-	-	-	-	-

Net loss	$(275,517)	$(605,477)	$(554,376)	$(550,790)	$(5,452,637)

Undeclared preferred stock dividends	(4,500)	(4,500)	(9,000)	(9,000)	(40,500)

Loss applicable to common stockholders	$(280,017)	$(609,977)	$(563,376)	$(559,790)	$(5,493,137)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.07)

Weighted average shares outstanding -
Basic and diluted	103,394,634	76,973,527	102,520,756	75,126,586	80,234,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

	For the Six Months Ended September 30, 2008	For the Six Months Ended September 30, 2007	Cumulative from Inception (January 12, 2005) to September 30, 2008
Cash flows from operating activities:
Net loss	$(554,376)	$(550,790)	$(5,452,637)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	47,415	33,424	180,549
Common stock and stock option based compensation	126,037	-	1,082,714
Notes payable issued for expenses paid by affiliates and third parties	-	-	258,605
Issuance of shares to officer for accrued payroll	66,500	-	127,000
Amortization of deferred gain on sale of assets	(2,658)	(2,658)	1,344
Services paid in common stock	20,000	29,727	146,560
Amortization of convertible debt discount	83,264	157,097	1,071,942
Change in fair value of derivative liabilities	-	(270,919)	(169,241)
Amortization of deferred financing costs	-	24,966	232,199
Net change in operating assets and liabilities:
Accounts receivable	(670)	5,650	(9,120)
Prepaid expenses and other current assets	839	(5,557)	10,800
Deposits	-	19,557	(1,400)
Accounts payable and accrued expenses	171,156	64,076	317,752
Customer deposits	14,359	110,554	127,140

Net cash used in operating activities	(28,134)	(384,873)	(2,075,793)

Cash flows from investing activities:
Purchase of fixed assets	(8,985)	(33,058)	(234,083)
Proceeds from sale-leaseback of property and equipment	-	2,490	125,000
Increase in deferred financing costs	-	-	(156,200)

Net cash used in investing activities	(8,985)	(30,568)	(265,283)

Cash flows from financing activities:
Stock issued for cash	-	100,000	113,000
Proceeds from notes payable	-	-	427,969
Principal payments on notes payable	-	-	(30,000)
Advances payable	53,000	-	208,511
Proceeds from convertible debentures	-	17,828	1,663,500
Principal payments under capital lease	(28,766)	(15,917)	(76,812)
Cash acquired in the reverse acquisition of Innovative	-	-	51,149

Net cash provided by financing activities	24,234	101,911	2,357,317

Net increase (decrease) in cash and cash equivalents	(12,885)	(313,530)	16,241

Cash and cash equivalents at beginning of period	29,126	440,648	-

Cash and cash equivalents at end of period	$16,241	$127,118	$16,241

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)
(Continued)

For the Six Months Ended September 30, 2008	For the Six Months Ended September 30, 2007	Cumulative from Inception (January 12, 2005) to September 30, 2008

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$9,409	$17,050	$43,509

Taxes	$-	$-	$-

Issuance of common stock for acquisition	$-	$-	$440,000

Issuance of common stock in exchange for debt	$-	$283,633	$1,114,602

Assets acquired under capital lease	$-	$-	$136,512

Fixed assets exchanged for lease payment	$-	$-	$2,490

Issuance of common stock to retire notes payable - affiliate	$-	$-	$22,337

Charge warrants and embedded derivative liabilities
to additional paid-in capital	$-	$-	$1,952,451

Convertible debt issued for financing costs	$-	$44,000	$44,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition as of September 30, 2008, and the results of its operations for the three  and six months ended September 30, 2008, and September 30, 2007, and the cash flows for the six months ended September 30, 2008, and September 30, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2008 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2008. Operating results for the three and six month period ended September 30, 2008, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2009.

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

The accompanying unaudited condensed consolidated financial statements present the accounts of Innovative and its wholly owned subsidiaries, AcXess, Inc., and EPMG, Inc. (collectively, the “Company”). All intercompany balances and significant transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $5,452,637 from inception (January 12, 2005) through September 30, 2008, and has a working capital deficiency and stockholder deficit of $1,625,355 and $1,546,898, respectively,  at September 30, 2008. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. The Company expects to incur operating losses for the foreseeable future.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which superseded SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104  incorporates  Emerging  Issues Task Force  (“EITF”) No. 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  Through September 30, 2008, all of the Company’s revenue has been service revenue.

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

(b) Customer Concentration

During the three and six months ended September 30, 2008 and 2007, two customers accounted for approximately 75% and 72% and 74% and 84% of revenues, respectively. The loss of these customers would have a material adverse effect on financial results.

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe the adoption of FSP APB 14-1 will have significant effect on its consolidated results of operations and financial condition.

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

3.  ADVANCES PAYABLE

Advances payable of $53,000 at September 30, 2008 consist of  cash advances to the Company by Aspen Capital and a shareholder, Peter Peterson. These cash advances will accrue interest at a rate of 10% per annum.  During the three and six months ended September 30, 2008, we accrued interest in the amount of $1,330 and $1,538, respectively,  for these cash advances.

During the six months ended September 30, 2008, the Company converted a cash advance of $155,511 and capitalized interest in the amount of $2,568, into a promissory note payable in the amount of $158,079 to Xalles, an Irish corporation (“Xalles”).  The Company has been involved in negotiations to purchase Xalles.  These funds were advanced to the Company by Xalles for the purpose of general working capital and trade payables of both Xalles and the Company.

4. PROPERTY AND EQUIPMENT

 Property and equipment consist of the following as of September 30, 2008 and March 31, 2008:

	September 30, 2008	March 31, 2008
Equipment	$77,568	$68,583
Computer software	4,930	4,930
Furniture and fixtures	1,258	1,258
Property and equipment under capital lease	134,022	134,022
	217,778	208,793
Accumulated depreciation and amortization	(141,721)	(94,306)
	$76,057	$114,487

Depreciation expense was $23,957 and $31,309 for the three months ended September 30, 2008 and 2007, respectively.  Depreciation expense was $47,415 and $33,424 for the six months ended September 30, 2008 and 2007, respectively.

5.  DEFERRED REVENUE

The Company’s wholly-owned subsidiary AcXess, Inc.  receives payment in advance for certain of its services, primarily website hosting.  These payments are recognized as revenue over the period for which the services is provided.  As of September 30, 2008 and March 31, 2008, these advance payments aggregated a total of $127,140 and $112,781, respectively; this amount will be taken into revenue over the following twelve months.

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

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes (the “Notes”) to accredited investors. These notes have a term of six months, an interest rate of 12% per annum, and are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described). As a result of this, the Company could ultimately issue an unlimited number of shares of common stock.  This resulted in liability treatment for all of the related derivatives. In addition, each of the Notes is issued with warrants to purchase Company common stock at a strike price of $0.05 per share. The number of warrants granted is determined by multiplying the face value of each note issued by four. In October the Board of Directors of the Company approved an increase in the amount to be raised under this financing to $1,500,000. A total of $1,107,500 had been raised as of November 10, 2006, when the Company closed the round. During the three and six months ended June 30, 2007, the Company was in default on all Notes totaling a principal amount of $1,107,500. In the event of a default resulting from the Company's non-payment of principal or interest when due, a holder of the Notes may declare all unpaid principal and accrued interest due and payable immediately. The Company was served a complaint from one investor demanding repayment of $55,000 under one of the Notes.  The Company reached a settlement agreement with this investor, and executed a mutual release and the complaint was dismissed on October 25, 2007  (see Note 9). No notice has been received from any other holder of the Notes and the Company is currently in the process of renegotiating the terms of the Notes (as noted below); however there can be no assurance that such negotiations will be successful.

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

The discount from the face amount of the Notes represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of each of the Notes, using the effective interest method. Amortization related to the Notes for the six months ended September 30, 2008 and 2007 was $83,264 and $157,097.

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

The discount from the face amount of the Debentures represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Debentures, using the effective interest method. Amortization related to the Debentures for the three months ended September 30, 2008 and 2007 was $49,655 and $10,421, respectively. Amortization related to the Debentures for the six months ended September 30, 2008 and 2007 was $83,264 and $157,097, respectively.

A summary of the Debentures and unamortized discount  at September 30 and March 31, 2008, is as follows:

	September 30,	March 31,
	2008	2008
Debenture; 4% per annum (increased to 9%
per annum in July 2007); due December 22, 2009)	$1,000,000	$1,000,000
Less: Unamortized discount	(846,342)	(929,606)
Net carrying value	$153,658	$70,394

The Registration Rights Agreement contains a “Liquidating Damages” provision, whereby the Company is obligated to file a registration statement covering the Registrable Securities within 60 days of the Purchase Agreement,  and cause  such registration statement to become effective within 90 days of the Purchase Agreement.  If either of these deadlines is not  met, the Company incurs a penalty in the amount of 2% per month of the aggregate purchase price of the securities.  The Company filed such registration statement within the 60 day period, but the registration statement did not become effective until 123 days after the Purchase Agreement, and the Company incurred liquidated damages in the amount of $81,140. The Purchase Agreement became effective on July 23, 2007,  which was 123 days after the agreed upon date in the Purchase Agreement, March 22, 2007.   This penalty is payable in cash, and accordingly the provisions of and the amount of $81,140 was shown  as accrued liabilities on the Company’s balance sheet at September 30, 2008 (see note 3).

7.  COMMON STOCK

During the six months ended September 30, 2008, the Company had the following common stock issuances:

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

On July 11, 2008 the Company issued 1,000,000 shares of common stock as a price of $0.02 per share for a previously accrued liability in the amount of $20,000 for legal fees.

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

On August 24, 2007, the Company adopted the Innovative Software Technologies, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). An aggregate of 60 million shares of common stock is authorized for issuance under the 2007 Plan. The Company accounts for stock-based compensation using the fair value method as defined in SFAS 123(R) and estimates the fair value of each option grant on the grant date using an option-pricing model. During the three months ended September 30, 2008 and 2007, the Company recognized $50,112 and $0, respectively, in stock-based compensation. During the six months ended September 30, 2008 and 2007, the Company recognized $126,037 and $22,989, respectively,  in stock-based compensation.

A summary of the Company's stock option 2006 and 2007 Plans as of September 30, 2008 is presented below:

		Weighted	Weighted average		Weighted average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options
$0.05	23,968,750	4.0	$0.05	13,031,250	$0.05
$0.08	6,000,000	3.4	$0.08	6,000,000	$0.08
$0.13	250,000	2.9	$0.13	250,000	$0.13
$0.14	5,978,349	2.8	$0.14	5,978,349	$0.14
	36,197,099	3.3	$0.07	25,259,599	$0.08

		Weighted Average
	Options	Exercise Price
Outstanding at March 31, 2008	40,887,349	$0.08
Issued	-	-
Exercised	-	-
Forfeited or expired	(4,690,250)	0.11
Outstanding at September 30, 2008	36,197,099	$0.07

Non-vested at September 30, 2008	10,937,500	$0.05
Exercisable at September 30, 2008	25,259,599	$0.08

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.015 as of September 30, 2008, and the exercise price multiplied by the number of options outstanding. As of September 30, 2008, total unrecognized stock-based compensation expense related to stock options was $325,938.

8.   RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2008, the Company had the following transactions with related parties:

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

The Company accrued salary in the amount of $42,000 to the Company’s Chief executive Officer.

The Company accrued salary in the amount of $17,500 to the  Company’s previous Chief Financial Officer, who resigned effective May 31, 2008.

The Company accrued salary in the amount of $20,000 to the Company’s new Chief Financial Officer, whose tenure with the Company began June 1, 2008.

9.  COMMITMENTS AND CONTINGENCIES

(a) Leases:

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.  At September 30, 2008, the balance of this deferred gain was $28,793.

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

Rent expense under all operating leases for the six  months ended September 30, 2008 and 2007, was $745  and $21,243, respectively. As of July 1, 2007, our principal executive offices are located at 911 Ranch Road 620 North, Austin, Texas 78734. This office consists of approximately 340 square feet which we rent for $900 per month. The term of the lease is month to month with a 60 day notice period.

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

10. SUBSEQUENT EVENTS

There are no material subsequent events.

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

Results of Operations

Three months ended September 30, 2008, compared to the three months ended September 30, 2007.

Revenues

Revenues for the three months ended September 30, 2008, and 2007 were $97,315 and $39,080, respectively, an increase of $58,235 or approximately 149%. Revenue is derived primarily from our contracts with Microsoft, Citrix, and SAP.

Cost of Sales and Margins

Cost of sales for the three months ended September 30, 2008, and 2007 were $57,652 and $18,195, respectively, an increase of $39,457 or approximately  217%. Cost of sales primarily comprise network charges due at our data site.

Sales, General, and Administrative  Expenses

Sales, general and administrative expenses for the three months ended September 30, 2008, and 2007 were $234,548 and $220,089, respectively, an increase of $14,459 or approximately 7%. General and administrative expenses consisted primarily of  payroll and related costs of $87,604 (including $50,012 in non-cash compensation representing the vesting of stock options to an officer); legal and accounting fees in the amount of $68,048; consulting fees in the amount of $30,000; depreciation and amortization expense in the amount of $23,957; facilities and related expense in the amount of $7,359; insurance expense in the amount of $7,313; and professional fees in the amount of $3,691.

Other Expense, net

Other expense, net for the three months ended September 30, 2008 were expense of $80,632 compared to  expenses of $406,273 for the three months ended September 30, 2007, a net decrease in expense of $325,641.  During the three months ended September 30, 2008 the Company had no derivative liabilities outstanding and thus recognized no gain or loss from the change fair value of any  derivative liabilities.  During the three months ended September 30, 2007, the Company recognized a loss on derivative liability of $349,244.  During the three months ended September 30, 2008 the Company incurred interest expense of $81,961 compared to $62,492 during the three months ended September 30, 2007. The reason for the increase  in interest expense was an increase  in debt during the period ended September 30, 2008.   During the three months ended September 30, 2008, the Company had a gain on the sale of fixed assets of $1,329, compared to a gain on the sale of assets of $0 during the three months ended September 30, 2007.  The Company also had other expenses of $0 during the three months ended September 30, 2008, compared to other income of $5,463 during the three months ended September 30, 2007.

Net Loss

For the reasons stated above, our net loss for the three months ended September 30, 2008, amounted to $275,517  compared to a net loss of $605,477 during the prior period, a net decrease in loss of $346,739, or approximately 54%.

Six months ended September 30, 2008, compared to the six months ended September 30, 2007.

Revenues

Revenues for the six months ended September 30, 2008, and 2007 were $207,257 and $71,220, respectively, an increase of $136,037, or approximately 191%. Revenue is derived primarily from our contracts with Microsoft, Citrix, and SAP.

Cost of Sales and Margins

Cost of sales for the six months ended September 30, 2008, and 2007 were $95,311 and $39,907, respectively, an increase of $55,404 or approximately 139%. Cost of sales primarily comprise network charges due at our data site.

Sales, General, and Administrative  Expenses

Sales, general and administrative expenses for the six months ended September 30, 2008, and 2007 were $519,499 and $550,589, respectively, a decrease of $31,140, or approximately 6%. Sales, general and administrative expenses consisted primarily payroll and related costs  of $193,206 (including non-cash compensation of $126,067 representing the vesting of stock options to an officer); legal and accounting fees in the amount of $133,108; consulting fees in the amount of $90,000; depreciation and amortization expense in the amount of $47,415; facilities and related expense in the amount of $16,070; insurance expense in the amount of $15,977;   travel and entertainment costs in the amount of $8,989; and professional fees in the amount of $4,963.

Other Expense, net

Other expense, net for the six months ended September 30, 2008 were expense of $146,873 compared to  expenses of $31,514 for the six months ended September 30, 2007, a net increase in expense of $115,359.  During the six months ended September 30, 2008 the Company had no derivative liabilities outstanding and thus recognized no gain or loss from the change fair value of any  derivative liabilities.  During the six months ended September 30, 2007, the Company recognized a gain on derivative liability of $270,919  During the six months ended September 30, 2008 the Company incurred interest expense of $149,531 compared to $306,106 during the six months ended September 30, 2007. The reason for the decrease in interest expense was decrease in debt due to the conversion of notes payable during the year ended March 31, 2008.  During the six months ended September 30, 2008, the Company had a gain on the sale of fixed assets of $2,658, compared to a gain on the sale of assets of $0 during the six months ended September 30, 2007.  The Company also had other expenses of $0 during the six months ended September 30, 2008, compared to other income of $3,673 during the six months ended September 30, 2007.

Net Loss

For the reasons stated above, our net loss for the six months ended September 30, 2008, amounted to $554,376  compared to a net loss of $550,790 during the prior period, a net increase in loss of $3,586.

Liquidity and Capital Resources

The September 30, 2008, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $5,452,637 from inception (January 12, 2005) through September 30, 2008, and has a working capital deficiency and stockholder deficit of $1,625,085 and $1,546,898, respectively, at September 30, 2008. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

At September 30, 2008, we had current liabilities of $1,650,716 We have no material commitments for capital expenditures.

Contractual Obligations

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.  At September 30, 2008, the balance of this deferred gain was $28,793.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were not effective as a result of a material weakness in internal control over financial reporting as of March 31, 2008 as discussed in the 10-KSB for the year ended March 31, 2008.

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

On July 11, 2008, the Company issued 1,000,000 shares of common stock at a price of $0.02 per share for legal fees. Which have been previously accrued in the amount of $20,000.

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

Innovative Software Technologies, Inc.

Date: November 13, 2008	/s/ Philip D. Ellett Philip D. Ellett Chief Executive Officer

Date: November 13, 2008	/s/ Robert V. Rudman Robert V. Rudman Chief Financial Officer