Form 10-Q
period 2008-12-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2009-03-26
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2008

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

1413 S. Howard Avenue, Suite 220
Tampa, Florida 33606-7102
(Address of principal executive offices)

(813) 387-3310
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

103,514,199 Common Shares (post-reverse split) outstanding as of March 23, 2009

Transitional Small Business Disclosure Format:  YES ❒      NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check One):

Large Accelerated filer ❒	Accelerated filer ❒

Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2008 (unaudited) and March 31, 2008	F-1

Condensed Consolidated Statements of Operations for the three and nine months Ended December 31, 2008 and 2007 and for the period from inception (January 12, 2005) through December 31, 2008 (unaudited)
		F-2
	Condensed Consolidated Statements of Cash Flows for the nine months Ended December 31, 2008 and 2007 and for the period from inception (January 12, 2005) through December 31, 2008 (unaudited)	F-3
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5
Item 2.	Management's Discussion and Analysis or Plan of Operation	1
Item 3.	Controls and Procedures	4

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	4
Item 4.	Submission of Matters to a Vote of Security Holders	4
Item 5.	Other Information	4
Item 6.	Exhibits	4

SIGNATURES		5

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

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	December 31, 2008 (unaudited)	March 31, 2008
Assets
Current assets

Cash and cash equivalents	$4,842	$29,126
Accounts receivable, net of allowance of $36,655	-	8,450
Prepaid services and other current assets	-	839

Total current assets	4,842	38,415

Property and equipment, net of accumulated depreciation (note 3)	52,100	114,487
Deposits and other assets	2,400	2,400

Total assets	$59,342	$155,302

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$920,475	$725,400
Accrued taxes	11,398	4,475
Accrued interest	172,704	89,727
Accrued officer salary and expenses	106,071	58,500
Advances payable (note 4)	53,000	155,511
Capital lease obligation	12,091	57,559
Deferred revenue (note 5)	71,995	112,781
Penalty for late registration	81,140	81,140
Deferred gain of sale of fixed assets	887	4,874
Note payable (note 6)	158,079	-
Convertible debentures (note 7)	227,019	70,394

Total current liabilities	1,814,859	1,360,361

Commitments and contingencies (note 10)	-	-

Stockholders' deficit
Preferred stock, 25,000,000 shares authorized, no par value:
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	450,000	450,000
Common stock, $0.001 par value; 30,000,000 shares authorized;
103,514,199 and 101,148,199 shares issued and outstanding at	103,514	101,148
December 31, 2008 and March 31, 2008, respectively (note 8)
Additional paid-in capital	3,391,337	3,142,054
Deficit Accumulated during the Development Stage	(5,700,368)	(4,898,261)
Total stockholder's deficit	(1,755,517)	(1,205,059)

Total liabilities and stockholders' deficit	$59,342	$155,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(A Development Stage Company)
(Unaudited)

	For the Three Months Ended December 31, 2008	For the Three Months Ended December 31, 2007	For the Nine Months Ended December 31, 2008	For the Nine Months Ended December 31, 2007	Cumulative from Inception (January 12, 2005) to December 31, 2008
Revenue
Revenue	$108,570	$56,452	$315,827	$127,672	$656,985

Total revenue	108,570	56,452	315,827	127,672	656,985

Cost of revenue
Cost of revenue	60,060	7,943	155,371	47,850	308,629
Total cost of revenue, excluding depreciation below	60,060	7,943	155,371	47,850	308,629

Gross profit	48,510	48,509	160,456	79,822	348,356

Operating expenses:
Sales, General and administrative expenses	193,136	564,893	712,585	1,115,481	4,639,316
Total operating expenses	193,136	564,893	712,585	1,115,481	4,639,316

Operating loss	(144,626)	(516,384)	(552,129)	(1,035,659)	(4,290,960)

Other income (expense):
Income from change in fair value of derivative liabilities	-	-	-	270,919	169,241
Interest expense	(104,434)	(111,122)	(253,965)	(419,813)	(1,642,922)
Interest income	-	146	-	2,731	7,978
Gain on sale of fixed assets	1,329	1,329	3,987	3,987	6,505
Other income (expense)	-	(1,295)	-	(280)	49,790
Total other expense, net	(103,105)	(110,942)	(249,978)	(142,456)	(1,409,408)

Loss before taxes	(247,731)	(627,326)	(802,107)	(1,178,115)	(5,700,368)

Provision for taxes	-	-	-	-	-

Net loss	$(247,731)	$(627,326)	$(802,107)	$(1,178,115)	$(5,700,368)

Undeclared preferred stock dividends	(4,500)	(4,500)	(13,500)	(13,500)	(45,000)

Loss applicable to common stockholders	$(252,231)	$(631,826)	$(815,607)	$(1,191,615)	$(5,745,368)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.07)

Weighted average shares outstanding -
Basic and diluted	103,514,199	95,962,617	102,853,108	81,929,794	82,189,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

	For the Nine Months Ended December 31, 2008	For the Nine Months Ended December 31, 2007	Cumulative from Inception (January 12, 2005) to December 31, 2008
Cash flows from operating activities:
Net loss	$(802,107)	$(1,178,115)	$(5,700,368)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	71,372	64,083	204,506
Common stock and stock option based compensation	165,150	247,713	1,121,827
Issuance of shares to officer for accrued payroll	66,500	-	127,000
Notes payable issued for expenses paid by affiliates and third parties	-	-	258,605
Amortization of deferred gain on sale of assets	(3,987)	(3,987)	15
Services paid in common stock	20,000	29,727	146,560
Amortization of convertible debt discount	156,625	229,575	1,145,303
Change in fair value of derivative liabilities	-	(270,919)	(169,241)
Amortization of deferred financing costs	-	136,222	232,199
Net change in operating assets and liabilities:
Accounts receivable	8,450	5,650	-
Prepaid expenses and other current assets	839	1,405	10,800
Deposits	-	32,857	(1,400)
Accounts payable and accrued expenses	335,114	170,609	481,710
Deferred revenue	(40,786)	93,863	71,995

Net cash used in operating activities	(22,831)	(441,317)	(2,070,490)

Cash flows from investing activities:
Purchase of fixed assets	(8,985)	(42,102)	(234,083)
Proceeds from sale-leaseback of property and equipment	-	-	125,000
Increase in deferred financing costs	-	-	(156,200)

Net cash used in investing activities	(8,985)	(42,102)	(265,283)

Cash flows from financing activities:
Stock issued for cash	-	100,000	113,000
Proceeds from notes payable	-	-	427,969
Principal payments on notes payable	-	-	(30,000)
Proceeds from cash advances, net of repayments	53,000	336,177	208,511
Proceeds from convertible debentures	-	-	1,663,500
Principal payments under capital lease	(45,468)	(26,570)	(93,514)
Cash acquired in the reverse acquisition of Innovative	-	-	51,149

Net cash provided by financing activities	7,532	409,607	2,340,615

Net increase (decrease) in cash and cash equivalents	(24,284)	(73,812)	4,842

Cash and cash equivalents at beginning of period	29,126	440,648	-

Cash and cash equivalents at end of period	$4,842	$366,836	$4,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)
(continued)

For the Nine Months Ended December 31, 2008	For the Nine Months Ended December 31, 2007	Cumulative from Inception (January 12, 2005) to December 31, 2008

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$11,795	$17,050	$45,895

Taxes	$-	$-	$-

Issuance of common stock for acquisition	$-	$-	$440,000

Issuance of notes payable in exchange for advances payable and accrued interest	$158,079	$-	$158,079

Issuance of common stock in exchange for debt	$-	$-	$1,114,602

Assets acquired under capital lease	$-	$-	$136,512

Fixed assets exchanged for lease payment	$-	$2,490	$2,490

Issuance of common stock to retire notes payable - affiliate	$-	$-	$22,337

Charge warrants and embedded derivative liabilities
to additional paid-in capital	$-	$1,668,817	$1,952,451

Convertible debt issued for financing costs	$-	$44,000	$44,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition as of December 31, 2008, and the results of its operations for the three and nine months ended December 31, 2008, and December 31, 2007, and the cash flows for the nine months ended December 31, 2008, and December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2008 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2008. Operating results for the three and nine month periods ended December 31, 2008, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2009.

On June 26, 2006, Innovative Software Technologies, Inc., (“Innovative”), completed the acquisition of AcXess, Inc., a Florida corporation (“AcXess”), in a stock exchange transaction. As a result of the Transaction, AcXess became a wholly owned subsidiary of Innovative.

On November 28, 2007 the (“Effective Date”) Innovative Software Technologies, Inc., (“Innovative Software – CA”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Innovative Software Technologies, Inc., a Delaware entity (“Innovative Software-DE”). Pursuant to the Merger Agreement, Innovative Software-CA and Innovative Software-DE were merged with and into the surviving corporation, Innovative Software-DE, (“Innovative”, or the “Company.”).   As of the Effective Date, the certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers in office of the surviving corporation became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, on July 9, 2007, the Company filed with the Secretary of State of Delaware a Certificate of Merger with respect to the Innovative Software-CA and Innovative Software - DE merger.

The accompanying unaudited condensed consolidated financial statements present the accounts of Innovative and its wholly owned subsidiaries, AcXess, Inc., and EPMG, Inc. (collectively, the “Company”). All intercompany balances and significant transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $ 5,700,368 from inception (January 12, 2005) through December 31, 2008, and has a working capital deficiency and stockholder deficit of $1,810,017 and  $1,755,517, respectively, at December 31, 2008. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. The Company expects to incur operating losses for the foreseeable future.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which superseded SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force (“EITF”) No. 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  Through December 31, 2008, all of the Company’s revenue has been service revenue.

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

Stock Based Compensation

We recognize the cost of stock options and restricted stock in accordance with SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share Based Payment.”  SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

We may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock Based Compensation”, which is measured as of the date required by EITF Issue 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

(b) Customer Concentration

During the three and nine months ended December 31, 2008 and 2007, three customers accounted for approximately  95% and  92%,  and  67% and 88% of revenues, respectively. The loss of these customers would have a material adverse effect on financial results.

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

3. PROPERTY AND EQUIPMENT

 Property and equipment consist of the following as of December 31, 2008 and March 31, 2008:

	December 31 2008	March 31, 2008
Equipment	$77,567	$68,583
Computer software	4,930	4,930
Furniture and fixtures	1,258	1,258
Property and equipment under capital lease	134,022	134,022
	217,777	208,793
Accumulated depreciation and amortization	(165,677)	(94,306)
	$52,100	$114,487

Depreciation expense was $23,885 and $ 21,989 for the three months ended December 31, 2008 and 2007, respectively.  Depreciation expense was $71,372 and $64,083 for the nine months ended December 31, 2008 and 2007, respectively.

4.  ADVANCES PAYABLE

Advances payable of $53,000 at December 31, 2008, consists of cash advances to the Company by Aspen Capital and a shareholder, Peter Peterson. These cash advances will accrue interest at a rate of 10% per annum.  During the three and nine months ended December 31, 2008, we accrued interest in the amount of $1,336 and $2,875, respectively, for these cash advances.

During the nine months ended December 31, 2008, the Company converted a cash advance of $155,511 and accrued interest in the amount of $2,568, into a promissory note payable in the amount of $158,079 to Xalles, an Irish corporation (“Xalles”) (see note 6).  The Company has been involved in negotiations to purchase Xalles.  These funds were advanced to the Company by Xalles for the purpose of general working capital and trade payables of both Xalles and the Company.

5.  DEFERRED REVENUE

The Company’s wholly-owned subsidiary AcXess, Inc. receives payment in advance for certain of its services, primarily website hosting.  These payments are recognized as revenue over the period for which the services are provided.  As of December 31, 2008 and March 31, 2008, these advance payments aggregated a total of $71,995 and $112,781, respectively; this amount will be taken into revenue over the following twelve months.

6.   NOTE PAYABLE

On April 14, 2008, the Company issued a promissory note (the “Note”) to the benefit of Xalles in the amount of $158,079 pursuant to the conversion of an advance made to the Company by Xalles (see note 4).  The outstanding principal amount of the Note bears interest beginning on April 14, 2008, calculated on the basis of a 360-day year for the actual number of days elapsed through the actual payment date at the following rates of interest: eight percent (8%) per annum through June 15, 2008; ten percent (10%) per annum through August 16, 2008, twelve percent (12%) per annum through October 17, 2008; and fourteen percent (14%) per annum through December 18, 2008.  This Note may be prepaid, either in whole or in part, at any time without penalty.  The outstanding principal balance of this Note, plus accrued but unpaid interest, was due and payable on December 18, 2008 and is in default at December 31, 2008.  At March 13, 2009, the Company is in negotiations with Xalles regarding a restructuring or renegotiation of the Note. However, there is no assurance that such a restructuring will be achieved at terms beneficial to the Company if at all.

7.  CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

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

In January 2006 the Board of Directors of the Company approved the raising of up to $1,000,000 via the issuance of promissory notes (the “Notes”) to accredited investors. These notes have a term of six months, an interest rate of 12% per annum, and are convertible into shares of common stock of the Company at a 30% discount to a future Qualified Financing (as therein described). As a result of this, the Company could ultimately issue an unlimited number of shares of common stock.  This resulted in liability treatment for all of the related derivatives. In addition, each of the Notes is issued with warrants to purchase Company common stock at a strike price of $0.05 per share. The number of warrants granted is determined by multiplying the face value of each note issued by four. In October, the Board of Directors of the Company approved an increase in the amount to be raised under this financing to $1,500,000. A total of $1,107,500 had been raised as of November 10, 2006, when the Company closed the round. During the three and six months ended June 30, 2007, the Company was in default on all Notes totaling a principal amount of $1,107,500. In the event of a default resulting from the Company's non-payment of principal or interest when due, a holder of the Notes may declare all unpaid principal and accrued interest due and payable immediately. The Company was served a complaint from one investor demanding repayment of $55,000 under one of the Notes.  The Company reached a settlement agreement with this investor, and executed a mutual release and the complaint was dismissed on October 25, 2007 (see Note 10). No notice has been received from any other holder of the Notes and the Company is currently in the process of renegotiating the terms of the Notes (as noted below); however there can be no assurance that such negotiations will be successful.

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

The discount from the face amount of the Notes represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of each of the Notes, using the effective interest method. Amortization related to the Notes for the three and nine months ended December 31, 2008 was $73,361 and $156,625.

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

The discount from the face amount of the Debentures represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Debentures, using the effective interest method. Amortization related to the Debentures for the three months ended December 31, 2008 and 2007 was $73,361 and $15,397, respectively. Amortization related to the Debentures for the nine months ended December 31, 2008 and 2007 was $156,625 and $32,872, respectively.

A summary of the Debentures and unamortized discount at December 31 and March 31, 2008, is as follows:

	December 31,	March 31,
	2008	2008
Debenture; 4% per annum (increased to 9%
per annum in July 2007); due December 22, 2009)	$1,000,000	$1,000,000
Less: Unamortized discount	(772,981)	(929,606)
Net carrying value	$227,019	$70,394

The Registration Rights Agreement contains a “Liquidating Damages” provision, whereby the Company is obligated to file a registration statement covering the Registrable Securities within 60 days of the Purchase Agreement, and cause such registration statement to become effective within 90 days of the Purchase Agreement.  If either of these deadlines is not met, the Company incurs a penalty in the amount of 2% per month of the aggregate purchase price of the securities.  The Company filed such registration statement within the 60 day period, but the registration statement did not become effective until 123 days after the Purchase Agreement, and the Company incurred liquidated damages in the amount of $81,140. The Purchase Agreement became effective on July 23, 2007, which was 123 days after the agreed upon date in the Purchase Agreement, March 22, 2007.   This penalty is payable in cash, and accordingly the provisions of and the amount of $81,140 was shown as accrued liabilities on the Company’s balance sheet at December 31, 2008.

8.  COMMON STOCK

During the nine months ended December 31, 2008, the Company had the following common stock issuances:

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

Options

On August 9, 2006, the Company adopted the Innovative Software Technologies, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). An aggregate of 20 million shares of common stock is authorized for issuance under the 2006 Plan. Options must terminate no later than the tenth (10th) anniversary of the date of grant, and each incentive stock option granted to any 10% Owner-Employee (as defined in the 2006 Plan) must terminate no later than the fifth (5th) anniversary of the date of grant. The Company accounts for stock-based compensation using the fair value method as defined in SFAS 123(R) and estimates the fair value of each option grant on the grant date using an option-pricing model.

On August 24, 2007, the Company adopted the Innovative Software Technologies, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). An aggregate of 60 million shares of common stock is authorized for issuance under the 2007 Plan. The Company accounts for stock-based compensation using the fair value method as defined in SFAS 123(R) and estimates the fair value of each option grant on the grant date using an option-pricing model. During the three months ended December 31, 2008 and 2007, the Company recognized $39,113 and $247,713, respectively, in stock-based compensation. During the nine months ended December 31, 2008 and 2007, the Company recognized $165,150 and $247,713, respectively, in stock-based compensation.

A summary of the Company's 2006 and 2007 stock option Plans as of December 31, 2008 is presented below:

		Weighted	Weighted average		Weighted Average
		average	exercise		Exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	Exercisable
prices	outstanding	life (years)	options	exercisable	Options
$0.05	23,968,750	3.8	$0.05	14,343,750	$0.05
$0.08	6,000,000	3.1	$0.08	6,000,000	$0.08
$0.13	250,000	2.7	$0.13	250,000	$0.13
$0.14	5,978,349	2.6	$0.14	5,978,349	$0.14
	36,197,099	3.0	$0.07	26,572,099	$0.08

		Weighted Average
	Options	Exercise Price
Outstanding at March 31, 2008	40,887,349	$0.08
Issued	-	-
Exercised	-	-
Forfeited or expired	(4,690,250)	0.11
Outstanding at December 31, 2008	36,197,099	$0.07

Non-vested at December 31, 2008	9,625,000	$0.05
Exercisable at December 31, 2008	26,572,099	$0.08

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.001 as of December 31, 2008, and the exercise price multiplied by the number of options outstanding. As of December 31, 2008, total unrecognized stock-based compensation expense related to stock options was $286,825.

9.   RELATED PARTY TRANSACTIONS

During the nine months ended December 31, 2008, the Company had the following transactions with related parties:

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

The Company accrued salary in the amount of $49,000 to the Company’s Chief Executive Officer.

The Company accrued salary in the amount of $22,017 to the Company’s previous Chief Financial Officer, who resigned effective May 31, 2008.

The Company accrued salary in the amount of $35,000 to the Company’s current Chief Financial Officer, whose tenure with the Company began June 1, 2008.

10.  COMMITMENTS AND CONTINGENCIES

(a) Leases:

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.  At December 31, 2008, the balance of this deferred gain was $887.

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

Rent expense under all operating leases for the nine months ended December 31, 2008 and 2007, was $9,057 and $24,049, respectively. Since July 1, 2007, our principal executive offices have been  located at 911 Ranch Road 620 North, Austin, Texas 78734. This office consists of approximately 340 square feet which we rent for $900 per month.  During the month of March 2009, this office is being closed and the operations are being moved to 1413 S. Howard Avenue, Suite 220, Tampa, Florida, 33606-7102. The new office will be a co-sharing arrangement with one of the Company’s major shareholders, Aspen Capital Partners, LLC. and the rent expense has yet to be determined.

(b) Litigation:

Kansas City Explorers

The Company is a defendant in a lawsuit in the Circuit Court of Platte County, Missouri, “Kansas City Explorers vs. Innovative Software” Case no. 04CV82050 in which the claimant is seeking money for advertising, which it alleges is still due, and have alleged damages of $50,028. The claimant has been court ordered to produce answers to certain discovery requests of the Company which they have failed to produce. Management intends to aggressively defend the claim based upon the lack of contract between the parties, lack of proof of damages, as well as minimal proof of advertising services actually performed for Company products and services, and other legal and equitable defenses. The Company has not accrued any amount for the contingency.

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

11. SUBSEQUENT EVENTS

Resignation of Chief Executive Officer and Director

On February 12, 2009, Philip D. Ellett, the Company’s Chief Executive Officer and a Director, gave notice to the Company of his resignation, effective February 19, 2009. Mr. Ellett is resigning to pursue another career opportunity.

In connection with the announced resignation of Mr. Ellett, the Company announced that Mr. Robert V. Rudman, currently the Company’s Chief Financial Officer would also be serving as the Acting Chief Executive Officer and Director of Innovative Software Technologies, Inc. until a replacement for Mr. Ellett can be recruited. Mr. Rudman has not engaged in any transactions with the Company or any of its subsidiaries that would be required to be reported under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

Overview

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three and nine months ended December 31, 2008, and 2007. Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

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

AcXess’ strategy was to provide Business Continuity (BC) and application hosting services to the Small and Medium Enterprise (SME) market. After careful review the Company determined that the capital requirements and time to market for the products and services of AcXess were greater than previously expected. As a result of this finding the Company entered into an agreement on July 24, 2007 to sell approximately 78.1% of the common stock of AcXess to the AcXess management team. In exchange for this sale the Company will receive:

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

As a result of the delay experienced in completing this sale transaction, the Company is currently in negotiations with the AcXess management team regarding possible changes in the terms of the proposed transaction. .

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

Results of Operations

Three months ended December 31, 2008, compared to the three months ended December 31, 2007.

Revenues

Revenues for the three months ended December 31, 2008 and 2007 were $108,570 and $56,452, respectively, an increase of $52,118 or approximately 92%. Revenue is derived primarily from the contracts that AcXess has with Microsoft, Citrix, and SAP and we experienced an increase in activity from these customers during our third quarter ended December 31, 2008.

Cost of Sales

Cost of sales for the three months ended December 31, 2008, and 2007 were $60,060 and $7,943, respectively, an increase of $52,117 or approximately 656%. Cost of sales is primarily comprised of network charges that AcXess incurs at its data site and we experienced significant cost increases from our hosting company during our third quarter ended December 31, 2008.

Sales, General, and Administrative Expenses

Sales, general and administrative expenses for the three months ended December 31, 2008, and 2007 were  $193,136 and $564,893, respectively, a decrease of  $371,757 or approximately 66%  General and administrative expenses consisted primarily of  payroll and related costs of $77,867; bad debt expense of $29,320; consulting fees in the amount of $24,000; depreciation and amortization expense in the amount of $23,885; legal and accounting fees in the amount of $19,783; insurance expense in the amount of $ 12,392; and facilities and related expense in the amount of $2,912. Although the revenue of AcXess was greater during the three months ended December 31, 2008 compared to the same quarter in 2007, the overall level of activity in the consolidated company was significantly lower as reflected by the reduced operating expenses.

Other Expense, net

Other expense, net for the three months ended December 31, 2008 was expense of $103,105 compared to expenses of $110,942 for the three months ended December 31, 2007, a net decrease in expense of $7,837.    During the three months ended December 31, 2008 the Company incurred interest expense of $104,434 compared to $111,122 during the three months ended December 31, 2007. The reason for the decrease in interest expense was decrease in debt due to the conversion of notes payable.   During the three months ended December 31, 2008 and 2007, the Company had a gain on the sale of fixed assets of $1,329.  The Company also had other expenses of $0 during the three months ended December 31, 2008, compared to other income of $1,295 during the three months ended December 31, 2007.

Net Loss

For the reasons stated above, our net loss for the three months ended December 31, 2008, amounted to $247,731 compared to a net loss of $627,326 during the prior period, a net decrease in loss of $379,595, or approximately 61%. The decrease in net loss can be attributed to the reduction of overall activity in the consolidated company.

Nine months ended December 31, 2008, compared to the nine months ended December 31, 2007.

Revenues

Revenues for the nine months ended December 31, 2008, and 2007 were $315,827 and $127,672, respectively, an increase of $188,155, or approximately 147%. Revenue is derived primarily from the contracts that AcXess has with Microsoft, Citrix, and SAP and we experienced an increase in activity from these customers during the nine months ended December 31, 2008..

Cost of Sales and Margins

Cost of sales for the nine months ended December 31, 2008, and 2007 were $155,371 and $47,850, respectively, an increase of $107,521 or approximately 225%. Cost of sales is primarily comprised of network charges that AcXess incurs at its data site and we experienced significant cost increases from our hosting company during the nine months ended December 31, 2008.

Sales, General, and Administrative  Expenses

Sales, general and administrative expenses for the nine months ended December 31, 2008, and 2007 were $712,585 and $1,115,481, respectively, a decrease of $402,896, or approximately  36%. Sales, general and administrative expenses consisted primarily payroll and related costs of $271,073; accounting fees in the amount of $152,819; consulting fees in the amount of $114,000; depreciation and amortization expense in the amount of $71,372; bad debt expense of $29,320; insurance expense in the amount of $28,369; facilities and related expense in the amount of $18,982; travel and entertainment costs in the amount of $10,453; and professional fees in the amount of $5,291. Although the revenue of AcXess was greater during the nine months ended December 31, 2008 compared to the same period in 2007, the overall level of activity in the consolidated company was significantly lower as reflected by the reduced operating expenses.

Other Expense, net

Other expense, net for the nine months ended December 31, 2008 were expense of $249,978 compared to expenses of $142,456 for the nine months ended December 31, 2007, a net increase in expense of $107,522 or approximately 75%.  During the nine months ended December 31, 2008 the Company had no derivative liabilities outstanding and thus recognized no gain or loss from the change in fair value of any derivative liabilities.  During the nine months ended December 31, 2007, the Company recognized a gain on derivative liability of $270,919.  During the nine months ended December 31, 2008 the Company incurred interest expense of $253,965 compared to $419,813 during the nine months ended December 31, 2007. The reason for the decrease in interest expense was a decrease in debt due to the conversion of notes payable.  During the nine months ended December 31, 2008 and 2007, the Company had a gain on the sale of fixed assets of $3,987.  The Company also had other expenses of $0 during the nine months ended December 31, 2008, compared to other expense of $280 during the nine months ended December 31, 2007.

Net Loss

For the reasons stated above, our net loss for the nine months ended December 31, 2008, amounted to $802,107 compared to a net loss of $1,178,115 during the prior period, a net decrease in loss of $376,008 or approximately 32%.  The decrease in net loss can be attributed to the reduction of overall activity in the consolidated company.

Liquidity and Capital Resources

The December 31, 2008, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $5,700,368 from inception (January 12, 2005) through December 31, 2008, and has a working capital deficiency and stockholder deficit of  $1,810,017 and  $1,755,517, respectively, at December 31, 2008. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Management intends to continue to finance operations through financings activities. However there can be no assurance of successful financings or acquisition activity in the future.

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

At December 31, 2008, we had current liabilities of  $1,814,859. We have no material commitments for capital expenditures.

Contractual Obligations

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.  At December 31, 2008, the balance of this deferred gain was $887.

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

As a result of the termination of the Agreement and the signing of the Release, and in order to recognize the obligation of the Company due to a series of advancements made to it by Xalles, the Company issued a promissory note to the benefit of Xalles in the amount of $158,079, on April 14, 2008, repayable on or before December 18, 2008 (the “Note”).  The outstanding principal amount of the Note bears interest beginning on April 14, 2008, calculated on the basis of a 360-day year for the actual number of days elapsed through the actual payment date at the following rates of interest: eight percent (8%) per annum through June 15, 2008; ten percent (10%) per annum through August 16, 2008, twelve percent per annum through October 17, 2008; and fourteen percent per annum through December 18, 2008.  This Note may be prepaid, either in whole or in part, at any time without penalty.  The outstanding principal balance of this Note, plus accrued but unpaid interest, was due and payable on December 18, 2008 and is in default at December 31, 2008.  At March 13, 2009, the Company is in negotiations with Xalles regarding a restructuring or renegotiation of the Note; however, there is no assurance that such a restructuring will be achieved at terms beneficial to the Company if at all.

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

None.

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

Innovative Software Technologies, Inc.

Date: March 26, 2009	/s/ Robert V. Rudman Robert V. Rudman Chief Executive Officer and Chief Financial Officer