Form 10-K
period 2009-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2009-08-14
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

or

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

COMMISSION FILE NUMBER: 000-1084047

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE	26-1469061
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

1413 S. Howard Avenue, Suite 220 Tampa, Florida	33606-7102
(Address of Principal Executive Offices)	(Zip Code)

(813) 387 - 3310
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	The NASDAQ Capital Market

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

State issuer's revenues for its most recent fiscal year: $357,746

As of June 30, 2009, the registrant had issued and outstanding 103,514,199  shares of its common stock.

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

PART I
ITEM  1.      DESCRIPTION OF  BUSINESS

OVERVIEW

We were incorporated in the State of California in May 1998 under the name "Innovative Software Technologies, Inc." On November 30, 2007, we were incorporated in the State of Delaware under the name “Innovative Software Technologies, Inc.” Immediately prior to the acquisition of AcXess, Inc. (“AcXess”)on June 26, 2006, we had nominal assets and revenues and no business operations.

Innovative commenced business on April 16, 2001, when it acquired 100% of the outstanding common stock of Triad Media, Inc. ("Triad"), formerly known as Hackett Media, Inc. ("Hackett"), in a share exchange transaction. The acquisition resulted in the owners of Hackett holding 90% of our outstanding capital stock and having effective operating control of the combined entity after the acquisition. As a result of this acquisition, our primary business consisted of Internet sales and marketing.

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

In October 2004 we relocated our corporate headquarters from Kansas City, Missouri, to Tampa, Florida.

On April 20, 2005, we entered into a stock purchase agreement with Douglas S. Hackett for the sale to Mr. Hackett of all common shares of our subsidiary, Triad, in exchange for the surrender by Mr. Hackett of 4,935,015 shares of our common stock held by him. Since the transaction involves receipt of our common stock in exchange for the subsidiary, we recorded this transaction in April 2005 as an equity transaction.

On May 6, 2005, our IST Integrated Solutions, Inc. subsidiary completed an acquisition of the assets and operations of Lietz Development, Inc. and Saphire of Tampa Bay, Inc. (collectively "Data Tech"), a Tampa, Florida based computer equipment reseller, and hosting and network services provider. Subsequent to the closing of the acquisition, the Company identified and/or discovered certain facts that constituted undisclosed liabilities or breaches of representation or warranty by Data Tech. On June 27, 2005, the Company executed a mutual rescission agreement and release with Data Tech the effect of which was to rescind the earlier acquisition agreement between the parties. No portion of the Purchase Price or Performance Consideration (as defined in Section 1.4 of the Asset Purchase Agreement) had been paid by the Company in connection with the transaction.

For the remainder of the 2005 calendar year we had no business operations and sought to engage in a business combination with a company with operations. As a result of the sale of Triad, we were no longer engaged in the development, marketing and delivery of business-type educational programs and also had no continuing involvement with the business of EPMG.

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

(2)	A license agreement grant that gives the Company a non-exclusive worldwide right to license products under Axcess’ patents relating to Business Continuity (BC) solutions.
(3)	The return of 4,477,292 shares of common stock and the cancellation of fully vested options to purchase 5,978,349 shares of the Company’s common stock.

On June 19, 2009, the Company reached a revised agreement with the AcXess management team.  Pursuant to this revised agreement, the Company sold all of its shares of capital stock of AcXess to the management team  in exchange for

(1)	all 4,477,292 shares of the Company’s common stock held by the AcXess Managers;

(2)	the cancellation of options to purchase 5,978,349 shares of the Company’s common stock held by the AcXess Managers;

(3)
a Secured Promissory Note (the "Note") in the principal amount of $500,000, with a three year maturity date, an 8% interest rate, a prepayment discount schedule that allows for gradually decreasing discounts beginning with a maximum prepayment discount of $350,000 if $150,000 is paid within three months of the June 19, 2009 issue date, and a pledge of all of the assets of AcXess as security for the Note, as specified in a separate Security Agreement; and

(4)
a release from AcXess and the AcXess Managers of all claims they may have against the Company and its officers, directors, employees, shareholders, affiliates and affiliated companies and for all damages that relate to the Initial Agreement, the transactions contemplated thereby, and any matter relating to AcXess or its business, operations, assets or liabilities.

On June 17, 2009, the Company, purchased substantially all of the assets of The WEB Channel Network, LLC., a Florida limited liability company (the “Seller”), and certain other assets of Robert W. Singerman, the manager and sole owner of the Seller.   The Company also entered into an Employment Agreement with Mr. Singerman, and Mr. Singerman entered into a Non-Disclosure, Non-Competition, Non-Solicitation and Invention Agreement with the Company.

The purchased assets include substantially all of the assets of the Seller, including all of its intellectual property  and its signed and pending production agreements, and all of Mr. Singerman’s equity positions in several limited liability companies and various web channels.  The intellectual property acquired  includes  all such property  intended to  be used in: (i) the development and application of standard definition video integrated with Internet protocol television and web design; (ii) the encoding process of FLASH video with Internet protocol television; (iii) audio digital recording for Internet protocol radio and television; (iv) a Content Management System for Internet protocol television; acquiring, formatting, programming, encoding, testing and deploying licensed previously produced broadcast video; and (v) PODCASTS with Internet protocol television.  The intellectual property components also include (a) the unencumbered ownership of over 100 strategic web domain names, (b) all inventions (whether patentable or un-patentable and whether or not reduced to practice), all trademarks, service marks, trade dress, logos, trade names, and corporate names, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, and (d) all trade secrets and confidential business information including ideas, research and development, and know-how.

The  purchase price consisted of:  (i) the Company’s agreement to make cash installment payments  of $25,000 within 15 days of the June 17, 2009 sale and $75,000 prior to September 30, 2009; (ii) a promissory note in the amount of $500,000 payable over five years in annual installments of $100,000 in principal plus accrued interest, secured by all of the Purchased Assets pursuant to a Security Agreement; and (iii) stock purchase warrants of the Company for 5,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share

CURRENT OPERATING PLAN

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

INSURANCE MATTERS

We carry director’s and officer’s liability insurance.

EMPLOYEES

As of March 31, 2009, we had one employee who is the Company’s Chief Financial Officer and acting Chief Executive Officer.

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

We have been operating at a loss since our inception, and we expect to continue to incur losses for the foreseeable future. Net loss for the year ended March 31, 2009 was $969,131 resulting in an accumulated deficit of $5,867,392.  We may not be able to generate significant revenues in the future. As a result, we expect to continue to experience negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have experienced significant operating losses in the current and prior years. At March 31, 2009, our principal sources of liquidity were cash and cash equivalents of $627. We do not expect that our cash on hand and cash generated by operations will be sufficient to fund our operating and capital needs beyond the next three months. As a result of our limited cash resources and history of operating losses, our auditors have expressed in their report on our consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. We presently have no commitments for additional financing. If we are unable to obtain financing on terms acceptable to us, or at all, we may not be able to fulfill our customer commitments and/or be forced to cease all operations and liquidate our assets.

ADDITIONAL FINANCING IS NECESSARY FOR THE IMPLEMENTATION OF OUR GROWTH STRATEGY.

We will require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to substantially curtail our growth plans or cease operations. Furthermore, the issuance by us of any additional securities pursuant to any future financing activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

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

WE MAY FACE PRODUCT LIABILITY FOR THE SERVICES WE PROVIDE.

Developing, marketing and sale of our products and services may subject us to product liability claims. We currently do not have insurance coverage against product liability risks. Although we intend to purchase such insurance, such insurance coverage may not be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a service, injury to our reputation and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could be material to us.

WE FACE COMPETITION IN OUR MARKETS FROM A NUMBER OF LARGE AND SMALL COMPANIES, SOME OF WHICH HAVE GREATER FINANCIAL, RESEARCH AND DEVELOPMENT, PRODUCTION AND OTHER RESOURCES THAN WE HAVE.

Our services face competition from services which may be used as an alternative or substitute thereof. In addition we compete with several large companies in the business continuity business. To the extent these companies, or new entrants into the market, offer comparable services at lower prices, our business could be adversely affected. Our competitors can be expected to continue to improve the design and performance of their products and services and to introduce new products and services with competitive performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position.

A DOWNTURN IN ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS.

The software industry historically has been subject to substantial cyclical variations, and our business typically relies upon the expenditure of corporate information technology spending. A significant downturn in the United States or global economy or any other uncertainties regarding future economic prospects could affect corporate information technology spending habits, which would have a material adverse impact on our operations and financial results.

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

WE ARE CONTROLLED BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

Our directors, executive officers and principal (5%) stockholders and their affiliates beneficially own approximately 46% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have substantial influence on the ability to control the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

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

OUR COMMON STOCK TRADES IN A LIMITED PUBLIC MARKET; ACCORDINGLY, INVESTORS FACE POSSIBLE VOLATILITY OF SHARE PRICE.

Our common stock is currently quoted on the OTC.BB under the ticker symbol INIV.OB. As of July 1, 2009, there were 103,514,199  shares of Common Stock outstanding.

There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory actions, patent or proprietary rights developments and market conditions for penny stocks in general could have a material effect on the liquidity of our common stock and volatility of our stock price.

FLUCTUATIONS IN OUR OPERATING RESULTS AND ANNOUNCEMENTS AND DEVELOPMENTS CONCERNING OUR BUSINESS AFFECT OUR STOCK PRICE.

Our operating results are subject to numerous factors, including purchasing policies and requirements of our customers, our ability to grow through strategic acquisitions and any expenses and capital expenditures which we incur in distributing products. These factors, along with other factors described under "Risk Factors", may affect our operating results and may result in fluctuations in our quarterly results all of which could affect our stock price or could result in volatility in our stock price.

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

ITEM 2.       PROPERTIES

Our principal executive offices are located at 1413 South Howard Avenue, Suite 220, Tampa Florida, 33606. This office consists of approximately 200 square feet, which we rent for $1,000 per month. The term of the lease is month to month.

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

KANSAS CITY EXPLORERS COMPLAINT

We are a defendant in a lawsuit in the Circuit Court of Platte County, Missouri, "Kansas City Explorers vs. Innovative Software" Case no. 04CV82050, in which the claimant is seeking money for advertising which it alleges is still due, and have alleged damages of $50,028. The claimant has been court ordered to produce answers to certain discovery requests of ours, which they have failed to produce. Management intends to aggressively defend the claim based upon the lack of contract between the parties, lack of proof of damages, as well as minimal proof of advertising services actually performed for our products and services. Kansas City Explorers have pursued the court and have been granted a court date of September 23, 2009.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the OTCBB under the symbol "INIV.OB". The high and the low trades for our shares for each quarter of actual trading were:

	High	Low
YEAR ENDING MARCH 31, 2009:
First Quarter	$0.030	$0.015
Second Quarter	0.020	0.012
Third Quarter	0.015	0.001
Fourth Quarter	0.009	0.002

The closing price for the common stock on March 31, 2009 was $0.002 per share.

HOLDERS

As of July 1, 2009, we had approximately 1,225 active holders of our common stock. The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance, as of the fiscal year ended March 31, 2009.

On August 9, 2006, our Board of Directors adopted the 2006 Innovative Software Technologies, Inc. Equity Incentive Plan, which stipulated 20 million shares of common stock available for option grants. The table below shows the activity under this plan as of March 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Plan category	(A)	(B)	(C)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	5,978,349	$0.14	14,021,651

Total	5,978,349	$0.14	14,021,651

On August 24, 2007 our Board of Directors adopted the 2007 Innovative Software Technologies, Inc. Equity Incentive Plan which stipulated 60 million shares of common stock available for option grants.  The Table below shows the activity under this plan as of March 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Plan category	(A)	(B)	(C)
Equity compensation plans	-	$-	60,000,000

Total	-	$-	60,000,000

OPTIONS GRANTS IN LAST FISCAL YEAR

None.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

There have been no options exercised in the last fiscal year.

RECENT SALES OF UNREGISTERED SECURITIES

The shares of stock issued in the following transactions were valued at the closing market price on the date of issue.

On May 30, 2008, the Company issued shares of common stock at a price of $0.05 per share for previously accrued salary in the amount of $31,500 to the Company’s Chief Financial Officer.  A total of  630,000 shares of common stock were issued to the officer.

On May 30, 2008, the Company issued shares of common stock at a price of $0.05 per share for previously accrued salary in the amount of $35,000 to the Company’s Chief Executive Officer.  A total of  700,000 shares of common stock were issued to the officer.

On July 11, 2008, the Company issued 1,000,000 shares of common stock at a price of $0.02 per share for previously accrued liability in the amount of $20,000 for legal fees.

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

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the fiscal years ended March 31, 2009 and 2008. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

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

(2)	A license agreement grant that gives the Company a non-exclusive worldwide right to license products under AcXess’ patents relating to Business Continuity (BC) solutions.

(3)	The return of 4,477,292 shares of common stock and the cancellation of fully vested options to purchase 5,978,349 shares of the Company’s common stock.

On June 19, 2009, the Company reached a revised agreement with the AcXess management team.  Pursuant to this revised agreement, the Company sold all of its shares of capital stock of AcXess to the management team  in exchange for

(1)	all 4,477,292 shares of the Company’s common stock held by the AcXess Managers;

(2)	the cancellation of options to purchase 5,978,349 shares of the Company’s common stock held by the AcXess Managers;

(3)
a Secured Promissory Note (the “Note”) in the principal amount of $500,000, with a three year maturity date, an 8% interest rate, a prepayment discount schedule that allows for gradually decreasing discounts beginning with a maximum prepayment discount of $350,000 if $150,000 is paid within three months of the June 19, 2009 issue date, and a pledge of all of the assets of AcXess as security for the Note, as specified in a separate Security Agreement; and

(4)
a release from AcXess and the AcXess Managers  of all claims they may have against the Company and its officers, directors, employees, shareholders, affiliates and affiliated companies and for all damages that relate to the Initial Agreement, the transactions contemplated thereby, and any matter relating to AcXess or its business, operations, assets or liabilities.

On June 17, 2009, the Company, purchased substantially all of the assets of The WEB Channel Network, LLC., a Florida limited liability company (the “Seller”), and certain other assets of Robert W. Singerman, the manager and sole owner of the Seller.   The Company also entered into an Employment Agreement with Mr. Singerman, and Mr. Singerman entered into a Non-Disclosure, Non-Competition, Non-Solicitation and Invention Agreement with the Company.

The  purchased assets include substantially all of the assets of the Seller, including all of its intellectual property  and its signed and pending production agreements, and all of Mr. Singerman’s equity positions in several limited liability companies and various web channels.  The intellectual property acquired  includes  all such property  intended to  be used in: (i) the development and application of standard definition video integrated with Internet protocol television and web design; (ii) the encoding process of FLASH video with Internet protocol television; (iii) audio digital recording for Internet protocol radio and television; (iv) a Content Management System for Internet protocol television; acquiring, formatting, programming, encoding, testing and deploying licensed previously produced broadcast video; and (v) PODCASTS with Internet protocol television.  The intellectual property components also include (a) the unencumbered ownership of over 100 strategic web domain names, (b) all inventions (whether patentable or un-patentable and whether or not reduced to practice), all trademarks, service marks, trade dress, logos, trade names, and corporate names, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, and (d) all trade secrets and confidential business information including ideas, research and development, and know-how.

The  purchase price consisted of:  (i) the Company’s agreement to make cash installment payments  of $25,000 within 15 days of the June 17, 2009 sale and $75,000 prior to September 30, 2009; (ii) a promissory note in the amount of $500,000 payable over five years in annual installments of $100,000 in principal plus accrued interest, secured by all of the Purchased Assets pursuant to a Security Agreement; and (iii) stock purchase warrants of the Company for 5,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which superseded SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104  incorporates  Emerging  Issues Task Force  (“EITF”) No. 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  Through March 31, 2008, all of the Company’s revenue has been service revenue.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. Should there be an impairment, the Company measures the amount of the impairment based on the amount that the carrying value of the impaired asset exceeds the discounted cash flows expected to result from the use and eventual disposal of the impaired assets.

Segment Information

We follow SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131")." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. We currently operate in a single segment and will evaluate additional segment disclosure requirements as the Company expands its operations.

Income Taxes

We follow SFAS No. 109, "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Effective December 31, 2008, the Company adopted the Emerging Issues Task Force (“EITF”) Issue No. 08-4: Transition Guidance for Conforming Changes to Issue No. 98-5 (EITF 08-4), which was ratified by the consensus of the FASB in June 2008.  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” that resulted from Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This transition guidance is unique in that the current changes reflect matters that should have been addressed in the past, but were missed. Issue No. 08-4 concludes that conforming changes made to Issue No. 98-5 that result from Issue No. 00-27 and Statement No. 150 are effective for financial statements issued for fiscal  years ending after December 15, 2008. The effect of these changes is to be applied retrospectively with the cumulative effect of the change being reported in retained earnings. If a company must make a change in its accounting to implement these changes, then the disclosure requirements in FAS 154 should be followed. The adoption of EITF 08-4 did not impact the Company's consolidated financial statements.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 will apply to fiscal years and interim periods beginning on or after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009 and it had no material impact on our consolidated financial statements.

SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted SFAS No. 161 on January 1, 2009 and it had no material impact on our consolidated financial statements.

SFAS No. 165 - We adopted SFAS No. 165, Subsequent Events for the Quarterly Report for the period ending June 30, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  Adoption of SFAS 165 did not have a material affect on our condensed consolidated financial statements. We have updated subsequent events through August 14, 2009, which is the date of this filing.

SFAS No. 141(R) — In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on April 1, 2009 and it had no material impact on our consolidated financial statements.

In April 2009, the Company adopted several new pronouncements issued by the FASB related to fair value measurement, recording and disclosure. FASB Staff Position, or FSP, No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures relating to fair value of financial instruments for both interim and annual reporting periods. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance on estimating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased in relation to normal market activity for the asset or liability. FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provide additional guidance for recording impairment losses on securities. All of these fair value measurement pronouncements were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these pronouncements did not have a material impact on the Company’s condensed consolidated financial statements.

SFAS No. 167 — In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, for variable interest entities to determine whether a variable interest entity must be consolidated. SFAS No. 167 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new standard will become effective for us on January 1, 2010. We are currently evaluating the impact of adopting SFAS No. 167 on the consolidated financial statements.

In May 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This staff position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings Per Share. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The implementation of EIFT 03-6-1 did not impact the Company’s consolidated financial statements.

In November 2007, FASB issued EITF 07-1, “Accounting for Collaborative Arrangements" (“EITF 07-1”).”   EITF 07-1 requires additional disclosures related to collaborative arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008.  The implementation of EIFT 07-1 did not impact the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification, or Codification, will become the single official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, with the exception of guidance issued by the SEC and its staff. The Codification did not change GAAP, but reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. SFAS No. 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on our present condensed consolidated financial statements.

RESULTS OF OPERATIONS

Fiscal year ended March 31, 2009 compared to the fiscal year ended March 31, 2008.

The revenues and costs of sales are wholly attributed to AcXess.  An agreement has been entered into to sell the Company’s interest in AcXess.  The General and Administrative expenses are attributable to both AcXess and Innovative Software.

Revenues

Revenues for the fiscal years ended March 31, 2009 and 2008 were $357,746 and $216,583, respectively, an increase of $141,163 or approximately 65%.  Revenue was derived primarily from the contracts that AcXess has with Microsoft, Citri, and SAP, and we experienced an increase in activity from these customers during the year ended March 31, 2009.

In June 2009, we entered into an agreement to sell our interest in AcXess, and do not expect to receive a significant revenue stream from this entity in the coming twelve months.

Cost of Sales and Margins

Cost of sales for the fiscal years ended March 31, 2009 and 2008 were $169,711 and $67,502, respectively, an increase of $102,209 or approximately 151%. Cost of sales primarily consisted of network charges that AcXess incurred at its data site, and we experienced significant cost increases from our hosting company during the year ended March 31, 2009. Gross profit of $188,035 and $149,081 resulted in a gross profit margin of 53% and 69% for the years ended March 31, 2009 and 2008, respectively. Gross margin percentage decreased due to increases in costs associated with hosting facilities during the fiscal year ended March 31, 2009.

Sales, General, and Administrative Expenses

Sales, general and administrative expenses for the years ended March 31, 2009 and 2008 were $747,963 and $1,440,271, respectively, a decrease of  $692,308 or approximately 48%.  Sales, general and administrative expenses consisted primarily of payroll and related costs of $273,547 (including $165,150 of non-cash compensation related to stock options vested by officers); legal and accounting fees in the amount of $148,654; consulting fees in the amount of $114,000; depreciation and amortization expense in the amount of $84,163; insurance expense in the amount of $37,236; bad debt expense of $29,320; facilities and related expense in the amount of $23,101; travel and entertainment expenses of $11,563; and professional fees in the amount of $6,210.

Of our total sales, general and administrative costs for the year ended March 31, 2009, $266,385 or approximately 39% is directly attributable to AcXess.  In June 2009, we entered into an agreement to sell our interest in AcXess.  However, as we plan to acquire additional operating companies, we do not expect our operating expenses to significantly decrease in the coming twelve months.

Other Income (Expense)

Other expense, net for the year ended March 31, 2009, was expense of $409,203  compared to expense of $195,819 for the year ended March 31, 2008, a net increase in expense of $213,384  or approximately  109%.  During the prior year, the Company recognized a gain of $270,919 from the change in the fair value of derivative liabilities; these derivatives were reclassified to equity during the year ended March 31, 2008, and there was no such gain or loss during the current year.  During the year ended March 31, 2009, the Company incurred interest expense of $406,657 compared to $469,109 during the year ended March 31, 2008. The reason for the decrease in interest expense was decrease in debt due to the conversion of notes payable. During the years ended March 31, 2009 and 2008, the Company had a gain on the sale of fixed assets of $2,205 and $2,518, respectively.  In addition, during the year ended March 31, 2009,  the Company recorded other expense of $4,571 related to the amortization of the discount due to the conversion feature associated with the liability for preferred stock; there was no such charge during the comparable period of the prior year.

Net Loss

For the reasons stated above, our net loss for the year ended March 31, 2009, amounted to $969,131   compared to a net loss of $1,487,009 during the prior period, a net decrease in loss of $517,878  , or approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

The March 31, 2009 financial statements have been prepared assuming that we will continue as a going concern. However, we have incurred a loss of $5,867,392  from inception (January 12, 2005) through March 31, 2009, and have working capital and stockholder deficits of $2,041,278  and $2,004,819 , respectively, at March 31, 2009. In addition, the Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, we expect to incur operating losses for the foreseeable future. Our financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.
Management intends to continue to fund operations through additional financings.  However there can be no assurance of successful financing or acquisition activity in the future.  As of March 31, 2009, the Company had cash and cash equivalents of $627.

On December 22, 2006, the Company entered into a securities purchase agreement (the "Agreement") with an accredited investor (the "Investor") for the sale of $1,000,000 Convertible Debentures (the "Debentures"). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock ("Long-Term Warrants") exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock ("Short-Term Warrants") exercisable at $0.143 per share. The Long-Term Warrants and the Short-Term Warrants are exercisable for a period four years from the date of issuance and the earlier of (i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the Commission (the "Initial Exercise Date") and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively.

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

During the year ended March 31, 2009, the Company received cash advances in the aggregate amount of $89,742 from a shareholder.  These advances bear interest at the rate of 10% per annum.

At March 31, 2009, we had current liabilities of $2,041,905.
We have no material commitments for capital expenditures. Capital expenditures for the fiscal years ended March 31, 2009 and 2008, amounted to $8,985 and $59,771, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as of March 31, 2009.

CONTRACTUAL OBLIGATIONS

In February 2007, the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”).  At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633, which was deferred and will be recognized over the 24-month term of the lease.  At March 31, 2009, the balance of this deferred gain was $0.

The Master Lease Agreement calls for draws of a minimum of $100,000, a minimum term of 18 months and a maximum term of 36 months. The lease entered into in February 2007 has monthly payments of $6,363. The Company accounted for this lease as a capital lease.

In connection with the Master Lease Agreement, the Company agreed to issue five year warrants to the lender to purchase 1,350,000 shares of the Company’s common stock at an exercise price of $0.18 per share. Ten percent (135,000) of the warrants vested upon execution of the Master Lease Agreement. The remaining 90% of the warrants vest on a pro rata basis as the lender provides funding under the Master Lease Agreement. As such, 303,750 warrants vested upon execution of the sale lease-back described above. The total number of warrants, 438,750, was valued using the Black-Scholes method and applied to the capital lease obligation in accordance with Accounting Principles Board (“APB”) No. 14. This resulted in a decrease in capital lease obligation of $37,726 and a corresponding increase in additional paid-in capital.

On April 16, 2008, the Company announced that it had terminated its planned acquisition of Xalles Limited that had been announced on October 5, 2007. In conjunction with this planned acquisition,  Xalles had advanced to the Company the amount of $158,079 to provide working capital for the Company. On April 14, 2008 (the “Effective Date”), Innovative Software Technologies, Inc., (the “Company”), Xalles Limited, an Irish corporation (“Xalles”), and Meridian Bay Limited, a Hong Kong corporation (“Meridian”) terminated an agreement to purchase all of the outstanding shares of Xalles, which had been entered into by the parties on October 1, 2007 (the “Agreement”).  Continued due diligence by the Company resulted in the Company’s decision to not pursue the acquisition under the terms specified by the Agreement.

As a result of the termination of the Agreement and the signing of the Release, and in order to recognize the obligation of the Company due to a series of advancements made to it by Xalles, the Company issued a promissory note to the benefit of Xalles in the amount of $158,079 on April 14, 2008, repayable on or before December 18, 2008 (the “Note”).  The outstanding principal amount of the Note bears interest beginning on April 14, 2008, calculated on the basis of a 360-day year for the actual number of days elapsed through the actual payment date at the following rates of interest: eight percent (8%) per annum through June 15, 2008; ten percent (10%) per annum through August 16, 2008, twelve percent (12%) per annum through October 17, 2008; and fourteen percent (14%) per annum through December 18, 2008.  This Note may be prepaid, either in whole or in part, at any time without penalty.  The outstanding principal balance of this Note, plus accrued but unpaid interest, was due and payable on December 18, 2008 and is in default at March 31, 2009.  As of March 31, 2009, the Company is in negotiations with Xalles regarding a restructuring or renegotiation of the Note; however, there is no assurance that such a restructuring will be achieved at terms beneficial to the Company if at all.

ITEM 8.    FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Innovative Software Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Innovative Software Technologies, Inc. (the Company) (a development stage company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended March 31, 2009 and 2008, and the period from January 12, 2005 (Inception) through March 31, 2009. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Software Technologies, Inc.  as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended March 31, 2009 and 2008, and the period from Inception through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has sustained losses and negative cash flows from operations for the period from Inception through March 31, 2009, whereby its accumulated deficit during the development stage is approximately $5.9 million.  The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

August 14, 2009
Austin, Texas

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2009	2008
Assets
Current assets

Cash and cash equivalents	$627	$29,126
Accounts receivable, net	-	8,450
Prepaid services and other current assets	-	839

Total current assets	627	38,415

Property and equipment, net (note 4)	36,459	114,487
Deposits and other assets	-	2,400

Total assets	$37,086	$155,302

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$906,049	$729,875
Accrued interest	203,664	89,727
Accrued officer salary and expenses	116,500	58,500
Deferred revenue (note 5)	30,301	112,781
Penalty for late registration of common stock offering	81,140	81,140
Preferred stock liability	86,850	-
Deferred gain on sale of fixed assets	-	4,874
Current portion of capital lease obligation	34,175	57,559
Advances payable (note 6)	89,742	155,511
Note payable (note 7)	158,079	-
Convertible debentures (note 8)	335,405	70,394

Total current liabilities	2,041,905	1,360,361

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, 25,000,000 shares authorized, no par value:
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	363,150	450,000
Common stock, $0.001 par value; 300,000,000 shares authorized;
103,514,199 and 101,148,199 shares issued and outstanding at March 31, 2009 and 2008, respectively (note 9)	103,515	101,185
Additional paid-in capital	3,395,908	3,142,017
Deficit accumulated during the development stage	(5,867,392)	(4,898,261)
Total stockholders' deficit	(2,004,819)	(1,205,059)

Total liabilities and stockholders' deficit	$37,086	$155,302

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	Cumulative from Inception (January 12, 2005) to
	March 31,	March 31,	March 31,
	2009	2008	2009
Revenue	$357,746	$216,583	$698,904

Total revenue	357,746	216,583	698,904

Cost of revenue	169,711	67,502	322,969
Total cost of revenue, excluding depreciation below	169,711	67,502	322,969

Gross profit	188,035	149,061	375,935

Operating expenses:
Sales, general and administrative expenses	747,963	1,440,271	4,674,694
Total operating expenses	747,963	1,440,271	4,674,694

Operating loss	(559,928)	(1,291,190)	(4,298,759)

Other income (expense):
Income from change in fair value of derivative liabilities	-	270,919	169,241
Interest expense	(406,657)	(471,925)	(1,795,614)
Interest income	-	2,816	7,978
Gain on sale of equipment, net	2,025	2,518	4,543
Other income (expense)	(4,571)	(147)	45,219
Total other expense, net	(409,203)	(195,819)	(1,568,633)

Loss before taxes	(969,131)	(1,487,009)	(5,867,392)

Provision for taxes	-	-	-

Net loss	$(969,131)	$(1,487,009)	$(5,867,392)

Undeclared preferred stock dividends	(18,000)	(18,000)	(49,500)

Loss applicable to common stockholders	$(987,131)	$(1,505,009)	$(5,916,892)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.07)

Weighted average shares outstanding - basic and diluted	103,016,117	86,717,092	83,807,309

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2009 and 2008
AND THE PERIOD FROM INCEPTION (JANUARY 12, 2005) THROUGH MARCH 31, 2009

	Common Stock			Preferred Stock A		Accumulated
	Shares	Amount	APIC	Shares	Amount	Deficit	Total

Balance at inception	-	$-	$-	-	$-	$-	$-

Founder's shares issued for cash at inception at $0.33 per share	3,000,000	10,000	-	-	-	-	10,000
Common stock issued to extinguish debt and interst at $0.05 per share	220,000	11,000	-	-	-	-	11,000
Common stock issued to extinguish debt and interest at $0.05 per share	670,123	33,506	-	-	-	-	33,506
Common stock issued as compensation at $0.05 per share	3,829,882	191,494	-	-	-	-	191,494
Adjustments to reflect reverse acquisition	59,735,374	(178,546)	(962,102)	-	450,000	-	(690,648)
Issuance for retirement of debt at $0.04 per share	4,377,872	4,378	170,737	-	-	-	175,115
Issuance for consulting services at $0.11 per shares	523,811	524	57,095				57,619
Issuance of options for employees and consultants	-	-	370,418				370,418
Issuance for legal services at $0.13 per share	174,519	175	22,512				22,687
Issuance of warrant with equipment leasing line	-	-	37,726				37,726
Issuance for legal services at $0.09 per share	183,620	184	16,342				16,526
Issuance of options for employee	-	-	82,802				82,802
Net loss						(3,411,252)	(3,411,252)
Balance as of March 31, 2007	72,715,201	$72,715	$(204,470)	450,000	$450,000	$(3,411,252)	$(3,093,007)

	Common Stock			Preferred Stock A		Accumulated
	Shares	Amount	APIC	Shares	Amount	Deficit	Total

Issuance of common stock for legal services	459,778	460	22,529	-	-	-	22,989
Issuance of common stock for cash	2,000,000	2,000	90,000	-	-	-	92,000
Issuance of common stock for legal services	336,862	337	6,400	-	-	-	6,737
Exchange of debt and embedded derivative liabilities for common stock	5,672,655	5,673	1,946,778	-	-	-	1,952,451
Conversion of notes payable to common stock	18,789,703	18,790	920,696	-	-	-	939,486
Issuance of common stock for accrued compensation	1,210,000	1,210	59,290	-	-	-	60,500
Stock-based compensation	-	-	300,794	-	-	-	300,794
Net loss	-	-	-	-	-	(1,487,009)	(1,487,009)
Balance as of March 31, 2008	101,184,199	$101,185	$3,142,017	450,000	$450,000	$(4,898,261)	$(1,205,059)
Issuance of common stock to officers for accrued compensation	1,330,000	1,330	65,170	-	-	-	66,500
Stock based compensation	-	-	165,510	-	-	-	165,510
Issuance of common stock for legal services	1,000,000	1,000	19,000	-	-	-	20,000
Reclassification of preferred stock to liability					(86,850)		(86,850)
Beneficial conversion feature of preferred stock liability			4,571				4,571
Net loss	-	-	-	-	-	(969,131)	(969,131)
Balance as of March 31, 2009	103,514,199	$103,516	$3,395,908	450,000	$363,150	$(5,867,392)	$(2,004,819)

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,	For the Year Ended March 31,	Cumulative from Inception (January 12, 2005) to
	2009	2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(969,131)	$(1,487,009)	$(5,867,392)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	84,162	87,291	217,296
Loss on disposal of fixed asset	2,851	-	2,851
Stock-based compensation	165,150	300,794	1,121,827
Issuance of common stock to officers for accrued compensation	66,500	-	127,000
Notes payable issued for expenses paid by affiliates and third parties	-	-	258,605
Amortization of deferred gain on sale of assets	(4,874)	4,002	(872)
Services paid for with common stock	20,000	29,728	146,560
Amortization of convertible debt discount	265,011	252,323	1,253,689
Change in fair value of derivative liabilities	-	(270,919)	(169,241)
Amortization of discount on preferred stock liability	4,571	-	4,571
Amortization of deferred financing costs	-	136,222	232,199
Net change in operating assets and liabilities:
Accounts receivable	8,450	545	-
Prepaid expenses and other current assets	839	6,306	10,800
Deposits	2,400	32,857	1,000
Accounts payable and accrued expenses	350,679	230,592	497,275
Customer deposits	(82,480)	112,781	30,301

Net cash used in operating activities	(85,872)	(564,487)	(2,133,531)

Cash flows from investing activities:
Purchases of fixed assets	(8,985)	(51,771)	(234,083)
Proceeds from sale-leaseback of property and equipment	-	-	125,000
Increase in deferred financing costs	-	-	(156,200)

Net cash used in investing activities	(8,985)	(51,771)	(265,283)

Cash flows from financing activities:
Stock issued for cash	-	92,000	113,000
Proceeds from notes payable	-	-	427,969
Principal payments on notes payable	-	-	(30,000)
Proceeds from advances payable, net of repayments	89,742	155,511	245,253
Proceeds from convertible debentures	-	-	1,663,500
Principal payments under capital lease	(23,384)	(42,775)	(71,430)
Cash acquired in the reverse acquisition of Innovative	-	-	51,149

Net cash provided by financing activities	66,358	204,736	2,399,441

Net increase (decrease) in cash and cash equivalents	(28,499)	(411,522)	627

Cash and cash equivalents at beginning of period	29,126	440,648	-

Cash and cash equivalents at end of period	$627	$29,126	$627

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Year Ended	For the Year Ended	Cumulative from Inception (January 12, 2005) to
	March 31, 2009	March 31, 2008	March 31, 2009

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$12,416	$17,050	$46,516

Taxes	$-	$-	$-

Issuance of common stock for acquisition	$-	$-	$440,000

Issuance of common stock in exchange for debt	$-	$929,487	$1,114,602

Assets acquired under capital lease	$-	$-	$136,512

Fixed assets exchanged for lease payment	$-	$2,490	$2,490

Issuance of common stock to retire notes payable - affiliate	$-	$-	$22,337

Exchange of debt and embedded derivative
liabilities for common stock	$-	$1,952,451	$1,952,451

Convertible debt issued for financing costs	$-	$-	$44,000

Issuance of shares to officer for accrued payroll	$66,500	$60,500	$127,000

Conversion of advances payable and accrued interest to note payable	$158,079	--	--

Reclassification of preferred stock to liability	$86,850		$86,850

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009 AND 2008

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Description of Business:

Innovative Software Technologies, Inc. (the "Company") was incorporated in the State of Delaware in November 2007. Prior to the acquisition of AcXess, Inc. ("AcXess"), a Florida corporation, discussed in Note 3, the Company had no operations. The Company is in the development stage and has not commenced significant operations as of March 31, 2009. Therefore the Company's activities are reported in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises", which requires the Company's statements of operations, stockholders' deficit and cash flows to include activity from the date of the Company's inception (January 12, 2005).

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

On November 28, 2007 the (“Effective Date”) Innovative Software Technologies, Inc., (“Innovative Software–CA”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Innovative Software Technologies, Inc., a Delaware entity (“Innovative Software-DE”). Pursuant to the Merger Agreement, Innovative Software-CA and Innovative Software-DE were merged with and into the surviving corporation, Innovative Software-DE, (“Innovative”, or the “Company.”).   As of the Effective Date, the certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers in office of the surviving corporation became the members of the Board of Directors and officers of the Company. Following the execution of the Merger Agreement, on July 9, 2007, the Company filed with the Secretary of State of Delaware a Certificate of Merger with respect to the Innovative Software-CA and Innovative Software-DE merger.

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

The Company also provides High Availability ("HA") service to large companies. HA is an advanced form of hosting service that provides application access to multiple concurrent users and includes specialized scheduling and tracking features. HA services are sold using in-house business development personnel. The Company currently has three customers: Microsoft, Inc., Citrix and SAP, Inc.

The number of customers to date is limited and all of our revenue for the past year has been generated through the HA business.

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

(d) Accounts Receivable:

Trade accounts receivable consist of outstanding billings to customers for both HA and BC services. Both types of services are provided under contracts ranging from three to twenty-four months in duration. Past due balances over 90 days are reviewed individually for collectibility. An allowance for doubtful accounts is established based on the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. At March 31, 2009 and 2008, the Company had an allowance for doubtful accounts  in the amount of $3,345 and $6,310, respectively. Interest is not charged on past due accounts.

(e) Deferred Financing Costs:

The Company capitalizes financing costs as incurred and amortizes these costs to interest expense over the life of the underlying instruments.  During the year ended March 31, 2009 and 2008, the Company charged deferred financing costs in the amount of $0 and $136,222 to interest expense as the notes payable related to these financing costs were converted to equity.

(f) Offering Costs:

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

(h) Long-Lived Assets

The Company accounts for its long-lived assets under the provision of Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

(i) Income Taxes:

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

(j) Revenue Recognition:

The Company recognizes revenues from contracts, in which the Company provides website hosting and consulting services, as the services are performed. The contractual terms of the agreements dictate the recognition of revenue by the Company.  Payments received in advance are deferred until the service is provided.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which superseded SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force (“EITF”) No. 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.  Through March 31, 2009, all of the Company’s revenue has been service revenue.

(k) Customer Concentration

During the years ended March 31, 2009 and 2008, three customers accounted for approximately 97% and  77% of revenues. The loss of these customers would have a material adverse effect on financial results.

(l) Earnings Per Common Share:

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

Basic loss per share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding (common stock options, common stock warrants and preferred stock.

At March 31, 2009 and 2008, options and warrants to purchase 22,488,869 and 57,397,869 shares of common stock, respectively, at exercise prices ranging from $0.05  to $0.30 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.  Further, at March 31, 2009 and 2008,  204,545,455 and 16,071,429 shares of common stock, respectively, convertible from Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as their  effect would be antidilutive.  Also, at March 31, 2009 and 2008, 8,928,571 shares of common stock from convertible debentures were not included in the computation of diluted earnings per shares as their effect would be antidilutive.

(m) Stock-Based Compensation:

The company recognizes the cost of stock options and restricted stock in accordance with SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share Based Payment.”  SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

The company may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock Based Compensation”, which is measured as of the date required by EITF Issue 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

(n) Use of Estimates:

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

(o) Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair values approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates.

(p) Recent Accounting Standards:

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

Effective December 31, 2008, the Company adopted the Emerging Issues Task Force (“EITF”) Issue No. 08-4: Transition Guidance for Conforming Changes to Issue No. 98-5 (EITF 08-4), which was ratified by the consensus of the FASB in June 2008.  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” that resulted from Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This transition guidance is unique in that the current changes reflect matters that should have been addressed in the past, but were missed. Issue No. 08-4 concludes that conforming changes made to Issue No. 98-5 that result from Issue No. 00-27 and Statement No. 150 are effective for financial statements issued for fiscal  years ending after December 15, 2008. The effect of these changes is to be applied retrospectively with the cumulative effect of the change being reported in retained earnings. If a company must make a change in its accounting to implement these changes, then the disclosure requirements in FAS 154 should be followed. The adoption of EITF 08-4 did not impact the Company's consolidated financial statements.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 will apply to fiscal years and interim periods beginning on or after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009 and it had no material impact on our consolidated financial statements.

SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted SFAS No. 161 on January 1, 2009 and it had no material impact on our consolidated financial statements.

SFAS No. 165 - We adopted SFAS No. 165, Subsequent Events for the Quarterly Report for the period ending June 30, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  Adoption of SFAS 165 did not have a material affect on our condensed consolidated financial statements. We have updated subsequent events through August 14, 2009, which is the date of this filing.

SFAS No. 141(R) — In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on April 1, 2009 and it had no material impact on our consolidated financial statements.

In April 2009, the Company adopted several new pronouncements issued by the FASB related to fair value measurement, recording and disclosure. FASB Staff Position, or FSP, No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures relating to fair value of financial instruments for both interim and annual reporting periods. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance on estimating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased in relation to normal market activity for the asset or liability. FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provide additional guidance for recording impairment losses on securities. All of these fair value measurement pronouncements were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these pronouncements did not have a material impact on the Company’s condensed consolidated financial statements.

SFAS No. 167 — In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, for variable interest entities to determine whether a variable interest entity must be consolidated. SFAS No. 167 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new standard will become effective for us on January 1, 2010. We are currently evaluating the impact of adopting SFAS No. 167 on the consolidated financial statements.

In May 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This staff position addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings Per Share. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. If awards are considered participating securities, the Company is required to apply the two-class method of computing basic and diluted earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The implementation of EIFT 03-6-1 did not impact the Company’s consolidated financial statements.

In November 2007, FASB issued EITF 07-1, “Accounting for Collaborative Arrangements" (“EITF 07-1”).”   EITF 07-1 requires additional disclosures related to collaborative arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008.  The implementation of EIFT 07-1 did not impact the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification, or Codification, will become the single official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, with the exception of guidance issued by the SEC and its staff. The Codification did not change GAAP, but reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. SFAS No. 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on our present condensed consolidated financial statements.

(2) LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $5,867,392  from inception (January 12, 2005) through March 31, 2009, and has a working capital deficiency and stockholder deficit of $2,041,278  and $2,004,819   respectively, at March 31, 2009. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Management intends to continue to finance operations through financing activities as well as to seek potential acquisitions that have positive cash flows; however, there can be no assurance of successful financing or acquisition activity in the future.

(3) PROPERTY AND EQUIPMENT

 Property and equipment consist of the following as of March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Equipment	$75,479	$68,583
Computer software	2,330	4,930
Furniture and fixtures	1,258	1,258
Property and equipment under capital lease	134,022	134,022
	213,089	208,793
Accumulated depreciation and amortization	(176,630)	(94,306)
	$36,459	$114,487

Depreciation expense was $84,162 and $87,291 for the years ended March 31, 2009 and 2008, respectively.  During the year ended March 31, 2009, the Company purchased assets in the amount of $8,985.

(4) DEFERRED REVENUE

The Company’s wholly-owned subsidiary, AcXess, Inc.,  receives payment in advance for certain of its services, primarily website hosting.  These payments are recognized as revenue over the period for which the services are provided.  As of March 31, 2009 and 2008, these advance payments aggregated a total of $30,301 and $112,781, respectively; these amounts will be taken into revenue over the respective subsequent twelve month periods.

(5) ADVANCES PAYABLE

Advances payable of $89,742 at March 31, 2009, consists of cash advances to the Company by Aspen Capital and a shareholder, Peter Peterson. These cash advances will accrue interest at a rate of 10% per annum.  During the year ended March 31, 2009, we accrued interest in the amount of $3,715 and $855, respectively, for these cash advances.

During the year ended March 31, 2009, the Company converted a cash advance of $155,511 and accrued interest in the amount of $2,568, into a promissory note payable in the amount of $158,079 to Xalles, an Irish corporation (“Xalles”).  The Company had been involved in negotiations to purchase Xalles.  These funds were advanced to the Company by Xalles for the purpose of general working capital and trade payables of both Xalles and the Company.  See note 7.

(6)  NOTE PAYABLE

On April 14, 2008, the Company issued a promissory note (the “Note”) to the benefit of Xalles in the amount of $158,079 pursuant to the conversion of an advance made to the Company by Xalles (see note 6).  The outstanding principal amount of the Note bears interest beginning on April 14, 2008, calculated on the basis of a 360-day year for the actual number of days elapsed through the actual payment date at the following rates of interest: eight percent (8%) per annum through June 15, 2008; ten percent (10%) per annum through August 16, 2008, twelve percent (12%) per annum through October 17, 2008; and fourteen percent (14%) per annum through December 18, 2008.  This Note may be prepaid, either in whole or in part, at any time without penalty.  The outstanding principal balance of this Note, plus accrued but unpaid interest, was due and payable on December 18, 2008 and is in default at March 31, 2009.  The Company is currently in negotiations with Xalles regarding a restructuring or renegotiation of the Note. However, there is no assurance that such a restructuring will be achieved at terms beneficial to the Company if at all.

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

On December 22, 2006, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”) for the sale of $1,000,000 Convertible Debentures (the “Debentures”). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock (“Long-Term Warrants”) exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock (“Short Term Warrants”) exercisable at $0.143 per share. The Long Term Warrants and the Short Term Warrants are exercisable for a period four years from the date of issuance and the earlier of (i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the SEC (the “Initial Exercise Date”) and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively. The Debentures are convertible at the option of the holder into shares of common stock at a price of $0.112 per share. The Company incurred approximately $81,140 in interest expense relating to the Debentures due to the “Liquidating Damages” clause specified in the Purchase Agreement as a registration statement covering the Registrable Securities was declared effective by the SEC on July 23, 2007, 123 days after the agreed upon date in the Purchase Agreement, March 23, 2007.  The penalty is calculated as 2% per 30 day period or partial 30 day period beyond the dates stipulated above.  The maximum aggregate liquidated damages payable to a Holder under this Agreement is 10.5% of the aggregate subscription amount paid by such Holder pursuant to the Purchase Agreement. Pursuant to Emerging Issues Task Force issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, there are no gains or losses associated with this penalty, as it is not indexed to or settled in the stock of the Company.

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

The discount from the face amount of the Notes represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of each of the Notes, using the effective interest method. Amortization related to the Notes for the years ended March 31, 2009 and 2008 was $265,011 and $252,323.

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

The discount from the face amount of the Debentures represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Debentures, using the effective interest method. Amortization related to the Debentures for the year ended March 31, 2009 and 2008, was $265,011 and $60,395, respectively.

A summary of the Debentures and unamortized discount at March 31, 2009 and 2008, is as follows:

	March 31, 2009	March 31, 2008
Debenture; 4% per annum (increasing to 9% per annum in July 2007); Due December 22, 2009	$1,000,000	$1,000,000
Less: Unamortized discount	(664,595)	(929,606)
Net carrying value	$335,405	$70,394

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

The Registration Rights Agreement contains a “Liquidating Damages” provision, whereby the Company is obligated to file a registration statement covering the Registrable Securities within 60 days of the Purchase Agreement, and cause  such registration statement to become effective within 90 days of the Purchase Agreement.  If either of these deadlines is not  met, the Company incurs a penalty in the amount of 2% per month of the aggregate purchase price of the securities.  The Company filed such registration statement within the 60 day period, but the registration statement did not become effective until 123 days after the Purchase Agreement, and the Company incurred liquidated damages in the amount of $81,140. The Purchase Agreement became effective on July 23, 2007, 123 days after the agreed upon date in the Purchase Agreement, March 22, 2007. This penalty is payable in cash, and accordingly the provisions of and the amount of $81,140 was carried as a current liability on the Company’s balance sheet at March 31, 2009 and 2008.

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

During the year ended March 31, 2009, the Company had 450,000 shares of preferred stock outstanding.   The Company has accrued 4% or $4,500 per quarter of undeclared preferred stock dividends. As of March 31, 2009, the Company has $18,000 and $49,500 in undeclared preferred stock dividends for the year ended March 31, 2009 and from inception (January 12, 2005) through March 31, 2009, respectively.

Total preferred stock on the Company’s balance sheet at March 31, 2009 was $450,000.  The number of shares of common stock issuable for the conversion of preferred stock exceeded the number of shares of common stock authorized by 39,477,094 shares, which represents 19.3% of the total number of shares into which the preferred shares are convertible at March 31, 2009.  The Company reclassified of 19.3% the total value of its preferred shares, or $86,850, to current liabilities on its balance sheet at March 31, 2009.  The Company also calculated the value of the beneficial conversion feature associated with this liability at $4,571, and charged this amount to operations and to additional paid-in capital at March 31, 2009.

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

On August 24, 2007, the Company adopted the Innovative Software Technologies, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). An aggregate of 60 million shares of common stock is authorized for issuance under the 2007 Plan. The Company accounts for stock-based compensation using the fair value method as defined in SFAS No. 123, "Accounting for Stock-Based Compensation" and estimates the fair value of each option grant on the grant date using an option-pricing model. During the years ended March 31, 2009 and 2008, the Company recognized $165,150 and $300,794, respectively, in stock-based compensation.

A summary of the Company's stock option 2006 and 2007 Plans as of March 31, 2009, and the changes during the years ending March 31, 2009 and 2008, is presented below:

Exercise prices of options outstanding at March 31, 2009:

		Weighted	Weighted average		Weighted average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options

$0.14	5,978,349	2.3	$0.14	5,978,349	$0.14
Total	5,978,349	2.3	$0.14	5,978,349	$0.14

	Options	Weighted Average Exercise Price
Outstanding at March 31, 2007	12,387,349	$0.11
Issued	28,500,000	0.05
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2008	40,887,349	$0.08
Issued	-	-
Exercised	-	-
Forfeited or expired	(34,909,000)	0.06
Outstanding at March 31, 2009	5,978,349	$0.14

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2009 and 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.002 and $ 0.02 as of March 31, 2009 and 2008, respectively, and the exercise price multiplied by the number of options outstanding. As of March 31, 2009, total unrecognized stock-based compensation expense related to stock options was $0. The total stock-based compensation expense  for the years  ended March 31, 2009 and 2008 was $165,150 and $300,794, respectively.

All options were granted at exercise prices that either equaled or exceeded fair market value at the respective dates of grant. No options had been granted to a 10% Owner-Employee.

During the year ended March 31, 2008, the Company used the Black-Scholes method to value options issued. The significant assumptions made were as follows:

Expected life of award (years)	10
Risk free interest rate range	4.75%
Expected volatility range	169.85%
Expected dividend yield	0.00%
Suboptimal Exercise Factor	-
Post Vesting Forfeiture Rate	0%

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

(d) warrants:

A summary of the Company's warrants as of March 31, 2009, and the changes during the years ending March 31, 2009 and 2008, is presented below:

		Weighted	Weighted average		Weighted average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants

$0.05	4,446,235	1.1	$0.05	4,446,235	$0.05
$0.14	1,785,714	1.7	$0.14	1,785,714	$0.14
$0.18	1,350,000	2.8	$0.18	1,350,000	$0.18
$0.30	8,928,571	1.7	$0.30	8,928,571	$0.30
Total	16,510,520	1.8	$0.21	16,510,520	$0.21

	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2007	16,494,285	$0.21
Issued	4,446,235	0.05
Exercised	-	-
Forfeited or expired	(4,430,000)	0.05
Outstanding at March 31, 2008	16,510,520	$0.20
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2009	16,510,520	$0.21

(9) RELATED PARTY TRANSACTIONS

On August 9, 2006, the Company entered into an employment agreement with Thomas J. Elowson, the Company's Chief Operating Officer and President. The agreement has a term of 3 years, stipulates a minimum annual salary of $84,000, and has certain provisions regarding termination of employment with and without "cause" as therein defined. In addition, the employment contract provides for a signing bonus of $10,000 payable upon a fundraising event or series of related fundraising events under which the Company raises a cumulative gross amount of at least $2 million. As of March 31, 2009, this signing bonus has not been paid as the condition for its payment has not been met. In connection with his employment agreement the Company granted Mr. Elowson options to purchase 5,978,349 shares of common stock in the Company. The options have an exercise price of $0.14 per share, expire on August 8, 2011, and vested immediately.  In June 2009, the Company reached an agreement to sell its ownership interest in its operating subsidiary AcXess. At this time, Mr. Elowson’s employment agreement was terminated, his options were cancelled.

On February 16, 2007, we entered into an employment agreement with Philip Ellett, the Company's former Chief Executive Officer. Pursuant to the terms of the agreement Mr. Ellett is to receive an annual base salary of $84,000 a year and is entitled to receive an increase to his base salary and receive certain bonuses if certain managed business objectives are met by the Company during the 2007 calendar year. Mr. Ellett also received options to purchase 6,000,000 shares of common stock at an exercise price of $0.08 per share. The options vest according to the following schedule: (1) 1,000,000 vested upon approval by the board of directors of the Plan (2) the remaining 5,000,000 will begin vesting on January 31, 2008 at 138,889 per month, for a total of 36 months. The options  expire on February 16, 2012.   Mr. Ellett resigned his position as the Company’s Chief Executive Officer effective February 19, 2009.  These options were forfeited and cancelled during the fiscal year ending March 31, 2009.

In October, 2007, The Company granted options to purchase an additional 21,000,000 shares of its common stock at a price of $0.05 per share to its former Chief Executive Officer, Mr. Ellett. These options have a term of ten years, and vest as follows:  5,250,000 at the grant date, and the balance at the rate of 437,500 per month over the succeeding thirty-six months.   During the years ended March 31, 2009, and 2008 the Company recognized an expense of $155,837 and $221,638 respectively, for the value of these options vested during the year.  These options were forfeited and cancelled during the fiscal year ending March 31, 2009.

In October 2007, the Company granted options to purchase 7,500,000 shares of its common stock at a price of $0.05 per share to its former Vice President and Chief Financial Officer. These options have a term of ten years, and vest as follows: 1,875,000 at the grant date, and the balance at the rate of 156,250 per month over the succeeding thirty-six months.   During the year ended March 31, 2009 and 2008, the Company recognized an expense of $9,313 and $79,156, respectively, for the value of these options vested during the year.  These options were forfeited and cancelled during the fiscal year ending March 31, 2009.

Included in the accompanying balance sheet at March 31, 2009 and 2008  is  $59,500 and $21,000, respectively, in accrued salary due to the Company's former Chief Executive Officer, who resigned effective February 12, 2009.

Included in the accompanying balance sheet at March 31, 2009 and 2008 is $7,000 and $37,500, respectively, in accrued salary due to the Company's previous Chief Financial Officer, who resigned effective May 31, 2008.

In October 2007, the Company converted accrued salary to its Vice President and Chief Financial Officer in the amount of $60,500 into common stock at the fair value of $0.05 per share for a total of 1,210,000 shares.

In May 2008, the Company converted accrued salary to its Chief Financial Officer in the amount of $31,500 into common stock at a fair value of $0.05 per share for a total of 630,000 shares.

In May 2008, the Company converted accrued salary to its Chief Executive Officer in the amount of $35,000 into common stock at a fair value of $0.05 per share for a total of 700,000 shares.

During the year ended March 31, 2009, the Company accrued salary in the amount of $50,000 to the Company’s current Chief Executive Officer and Chief Financial Officer, whose tenure with the Company began on June 1, 2008.

The Company currently rents its primary office from a shareholder.  This facilitiy consist of approximately 200 square feet of office space and the cost is $1,000 per month. There is no formal lease, and the agreement is on a month to month basis.

(10) INCOME TAXES

In July 2006, the FASB issued FIN No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109,  “Accounting for Income Taxes.”  This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the our tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were adopted on April 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements. As of March 31, 2009, all of the federal income tax returns Innovative Software has filed are still subject to adjustment upon audit.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following (in thousands):

	Year Ended March 31, 2009	Year Ended March 31, 2008
Tax at U.S. statutory rate of 34%	$(328,000)	$(506,000)
Permanent differences	146,000	96,000
Change in valuation allowance	182,000	410,000
Income tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31, 2009	March 31, 2008
Deferred tax assets (liabilities):
Federal and state net operating loss	$1,818,000	$1,639,000
Other temporary tax differences	$(2,000)	$(5,000)
Total net deferred tax assets	1,816,000	1,634,000
Valuation allowance	(1,816,000)	(1,634,000)
Deferred tax asset, net	$-	$-

Due to the uncertainty of the Company’s ability to generate taxable income to realize its net deferred tax assets at March 31, 2009, a full valuation allowance has been recognized for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased by $182,000 during the year ended March 31, 2009. The increase in the deferred tax assets in 2009 was primarily the result of increasing net operating loss carryforwards during the year.

At March 31, 2009, the Company had federal net operating loss carryforwards of approximately $5.4 million for income tax reporting purposes, which begin to expire in 2025. The Company’s ability to utilize the carryforwards may be limited in the event of an ownership change as defined in current income tax regulations.

(11) COMMITMENTS AND CONTINGENCIES

(a) Leases:

The Company does not have any non-cancellable operating leases with initial terms in excess of one year as of March 31, 2009.  Future minimum capital lease payments as of March 31, 2009, are as follows:

Capital
Year ending March 31:	Leases
Total non-cancelable lease payments	$34,175
Less amount representing interest	-
Present value of minimum lease payments	$34,175

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.  At March 31, 2009, the balance of this deferred gain was $0.

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

Rent expense under all operating leases for the year ended March 31, 2009, and 2008, was $13,177 and $27,649 respectively. As of March 31, 2009, our principal executive offices are located at 1413 South Howard Avenue, Suite 220, Tampa Florida, 33606. This office consists of approximately 200 square feet which we rent for $1,000 per month. There is no formal lease, and the office is rented on a month to month basis.

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

(c) Litigation:

Kansas City Explorers

The Company is a defendant in a lawsuit in the Circuit Court of Platte County, Missouri, "Kansas City Explorers vs. Innovative Software" Case no. 04CV82050 in which the claimant is seeking money for advertising which it alleges is still due, and have alleged damages of $50,028. The claimant has been court ordered to produce answers to certain discovery requests of the Company which they have failed to produce. Management intends to aggressively defend the claim based upon the lack of contract between the parties, lack of proof of damages, as well as minimal proof of advertising services actually performed for Company products and services, and other legal and equitable defenses. Kansas City Explorers have pursued the court and have been granted a court date of September 23, 2009.

(12) SUBSEQUENT EVENTS

Asset Purchase Agreement

On June 17, 2009, the Company, purchased substantially all of the assets of The WEB Channel Network, LLC a Florida limited liability company , and certain other assets of Robert W. Singerman, the manager and sole owner of Seller.   The Company also entered into an Employment Agreement with Mr. Singerman,  Mr. Singerman also entered into a Non-Disclosure, Non-Competition, Non-Solicitation and Invention Agreement with the Company.

The Purchased Assets include substantially all of the assets of The Web Channel Network, including all of its intellectual property and its signed and pending production agreements, and all of Mr. Singerman’s equity positions in several limited liability companies and various web channels.  The intellectual property acquired  includes  all such property  intended to  be used in: (i) the development and application of standard definition video integrated with Internet protocol television and web design; (ii) the encoding process of FLASH video with Internet protocol television; (iii) audio digital recording for Internet protocol radio and television; (iv) a Content Management System for Internet protocol television; acquiring, formatting, programming, encoding, testing and deploying licensed previously produced broadcast video; and (v) PODCASTS with Internet protocol television.  The intellectual property components also include (a) the unencumbered ownership of over 100 strategic web domain names, (b) all inventions (whether patentable or un-patentable and whether or not reduced to practice), all trademarks, service marks, trade dress, logos, trade names, and corporate names, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, and (d) all trade secrets and confidential business information including ideas, research and development, and know-how.

The  purchase price consisted of:  (i) the Company’s agreement to make cash installment payments  of $25,000 within 15 days of the June 17, 2009 sale and $75,000 prior to September 30, 2009; (ii) a promissory note in the amount of $500,000 payable over five years in annual installments of $100,000 in principal plus accrued interest, secured by all of the Purchased Assets pursuant to a Security Agreement; and (iii) stock purchase warrants of the Company for 5,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share.  The warrants were valued  at an aggregate of $15,000 via the Black-Scholes valuation model using the following variables:  Term of 5 years, risk-free interest rate of 0.5%, volatility of 461%.

The Merger has been accounted for under the acquisition method of accounting in accordance with Statement of Financial Accounting Standard (SFAS) No. 141(R), “Business Combinations.” After considering all the relevant factors in determining the acquiring enterprise, including, but not limited to, relative voting rights, composition of the board of directors and senior management, and the relative size of the companies, the merger was deemed a acquisition and the Company was treated as the “acquiring” company for accounting and financial reporting purposes.

A summary of the components of the estimated purchase price for the acquisition, is as follows:

Cash payments due within ninety days of the acquisition date	$100,000
Note payable	500,000
Warrants	15,000
Total	$615,000

The Company is still in the process of determining the fair value of the tangible and intangible assets acquired and liabilities assumed.  The preliminary purchase price was allocated based on a determination of the value of the assets acquired. No liabilities were assumed. The following represents the allocation of the purchase price to the acquired assets of $615,000.  This allocation was based on the fair value of the assets as of June 17, 2009:

Identifiable intangible assets	$615,000

Total	$615,000

Sale of AcXess Inc.

On June 19, 2009, the Company sold all of its shares of capital stock of AcXess Inc., three senior executives of AcXess.

The sale also constituted a settlement of allegations by the AcXess executives that the Company had breached the Initial Agreement by failing to close on the sale within a reasonable time after the July 24, 2007 execution and delivery of the Initial Agreement and the subsequently obtained shareholder approval.

As consideration for the sale of all the outstanding 4,500,000 shares of capital stock of AcXess held by the Company to AcXess and the AcXess Managers, the Company received the following:

(i)	all 4,477,292 shares of the Company’s common stock held by the AcXess Managers;

(ii)	the cancellation of options to purchase 5,978,349 shares of the Company’s common stock held by the AcXess Managers;

(iii)
a Secured Promissory Note  in the principal amount of $500,000, with a three year maturity date, an 8% interest rate, a prepayment discount schedule that allows for gradually decreasing discounts beginning with a maximum prepayment discount of $350,000 if $150,000 is paid within three months of the June 19, 2009 issue date, and a pledge of all of the assets of AcXess as security for the Note, as specified in a separate Security Agreement ); and

(iv)
a release from AcXess and the AcXess Managers  of all claims they may have against the Company and its officers, directors, employees, shareholders, affiliates and affiliated companies and for all damages that relate to the Initial Agreement, the transactions contemplated thereby, and any matter relating to AcXess or its business, operations, assets or liabilities.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation and Conclusion of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as amended) as of March 31, 2009.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were not effective as a result of a material weakness in internal control over financial reporting as of March 31, 2009- as discussed below.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009. Management’s assessment identified the following material weakness in internal control over financial reporting:

Management determined there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009 because of the material weakness described in the preceding paragraph. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Below are the names and certain information regarding our executive officers and directors.

NAME	AGE	POSITION
Robert V. Rudman	61	Chief Executive Officer, Chief Financial Officer, Director & Secretary
Thomas Elowson	47	President & Chief Operating Officer (Resigned on July 28, 2009)

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

Robert V. Rudman, Chief Executive Officer,  Chief Financial Officer, Director and Secretary

Mr. Rudman is a Canadian Chartered Accountant with more than thirty years of experience in the field of accounting and financial management in positions of increasing responsibility. In 1977, he left his employment with Price Waterhouse to join the Park Lane group of companies operating in the property/casualty insurance industry. Mr. Rudman served as Chief Financial Officer until 1982 when he established his own financial advisory firm based in Vancouver, Canada. Specializing in valuations, mergers and acquisitions, the firm grew significantly by way of a merger and organic growth. In 1992, Mr. Rudman joined the automotive technology firm, SmarTire Systems Inc. as the Chief Financial Officer and in 1995, he accepted his new role as Chief Executive Officer. In May of 2005, Mr. Rudman moved to West Palm Beach, Florida to join the financial advisory firm of D.P. Martin & Associates Inc. as the Director of Finance. In November of 2007, he accepted the position of Managing Director in the financial advisory firm of Aspen Capital Partners LLC based in Tampa, Florida. During his career as a professional accountant and financial adviser, Mr. Rudman has been instrumental in arranging a wide range of debt and equity financings, in structuring a number of mergers and acquisitions, in developing strategic and operational business plans, and in the preparation and filing of all required regulatory reports. His scope of experience includes both domestic and international transactions. On June 1, 2008, Mr. Rudman accepted the position of Chief Financial Officer and Secretary of Innovative Software Technologies, Inc. in addition to his role at Aspen Capital Partners LLC. On February 12, 2009, Philip D. Ellett resigned as the Company’s Chief Executive Officer and sole Director. In addition to his other responsibilities, Mr. Rudman agreed to accept the position of Chief Executive Officer and sole Director.

Thomas Elowson, President and Chief Operating Officer

Mr. Elowson has served as the President and Chief Operating Officer of the Company since August 2006. From August 2004 to August 2006 Mr. Elowson served as an independent consultant in development of the company. From January 2004 to August 2004, Mr. Elowson served as President & COO of SecureCore AS, a smart card security consulting company. From March 2001 until January 2004, Mr. Elowson served as Executive Vice President of Sospita AS, a smartcard software technology company based in Oslo, Norway. As a co-founder of TeleComputing, Inc., from 1998 to 2001, he served as vice president on the executive team that raised $45 million for the U.S. launch of this world-leading ASP, and was responsible for developing the key partnerships with Microsoft, Compaq, MCI and Citrix. TeleComputing also achieved a successful IPO on the Oslo exchange during his time with the company. Mr. Elowson is also a founder of the ASP Industry Consortium, and served two terms on the Industry Board of Directors. Elowson has led teams to develop remote application hosting strategies for both business and consumers along with corporate growth strategies for major partnerships in the U.S., Europe and Asia.  On June 19, 2009, the Company reached an agreement with Mr. Elowson and two other senior executives regarding the management buyout of AcXess. On July 20, 2009, Mr. Elowson resigned his positions in the Company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

Based solely upon the written representations of our executive officers and directors and upon copies of the reports that they have filed with the Securities and Exchange Commission ("SEC"), during the year ended March 31, 2009, our executive officers and directors filed with the SEC on a timely basis all required reports relating to transactions involving shares of our common stock beneficially owned by them.

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

CODE OF ETHICS

The Company has not yet adopted a formal written code of ethics that applies to its principal executive, financial and accounting officers.

DIRECTOR INDEPENDENCE

At March 31, 2009, Mr. Rudman is the Company’s sole director; he is not independent.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers at the end of the last two completed fiscal years. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Name & Principal Position	Fiscal Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Phillip Ellett, CEO (5)	2009	$73,500	$-	$35,000	(3)	$-	$-	$-	$-	$108,500
Principal Executive Officer	2008	$84,000	$-	$-		$625,343	$-	$-	$-	$709,343
	2007	$28,000	$-	$-		$86,412	$-	$-	$-	$114,412
Christopher J. Floyd (1)	2009	$17,500	$-	$31,500	(4)	$-	$-	$-	$-	$49,000
Former Chief Financial Officer	2008	$84,000	$-	$-		$223,337	$-	$-	$-	$307,337
	2007	$104,500	$-	$-		$-	$-	$-	$800	$105,300
Robert V. Rudman	2009	$50,000	$-	$-		$-	$-	$-	$-	$50,000
Chief Financial Officer (2) Acting Chief Executive Officer and Director	2008	$-	$-	$-		$-	$-	$-	$-	$-
	2007	$-	$-	$-		$-	$-	$-	$-	$-
Tom Elowson (6)	2009	$40,000	$-	$-		$-	$-	$-	$-	$40,000
President and Chief	2008	$84,000	$-	$-		$-	$-	$-	$-	$84,000
Operations Officer	2007	$76,000	$-	$-		$356,014	$-	$-	$-	$432,014

(1) On May 31, 2008, Mr. Floyd resigned as our Chief Financial Officer.
(2) On June 1, 2008, Mr. Rudman was appointed as our Chief Financial Officer and  on February 12, 2009 Mr. Rudman assumed the additional duties of Acting Chief Executive Officer and Director.
(3)  Issuance of 700,000 shares of common stock as payment for back salary.
(4)  Issuance of 630,000 shares of common stock as payment for back salary
(5)  On February 12, 2009, Mr. Ellett resigned as our Chief Executive Officer
(6)  On July 28, 2009, Mr. Elowson resigned as President and Chief Operating Officer.

Outstanding Equity Awards at Fiscal Year-End Table:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise price ($)	Option expirations date	Number of shares or Unites of Stock That have not Vested	Market Value of Shares of Units of Stock That Have Note Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None	0	0	0	0	0	0	0	0	0

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

EMPLOYMENT AGREEMENTS

On February 16, 2007, we entered into an employment agreement with Philip Ellett, the Company's Chief Executive Officer. Pursuant to the terms of the agreement, the Company will employ Mr. Ellett until such time it terminates him. Mr. Ellett is to receive an annual base salary of $84,000 a year. Mr. Ellett is entitled to receive an increase to his base salary and receive certain bonuses if certain managed business objectives are met by the Company during the 2007 calendar year. Mr. Ellett also received 6,000,000 options to purchase common stock at a strike price of $0.08. The options vest according to the following schedule: (1) 1,000,000 vested upon approval of the Plan (2) the remaining 5,000,000 will begin vesting on January 31, 2008 at 138,889 per month, for a total of 36 months. The options with expire on February 16, 2017. Mr. Ellett's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Ellett will be subject to non-competition and non-solicitation provisions, subject to standard exceptions. Mr. Ellett resigned effective as of February 12, 2009.

On August 9, 2006, we entered into an employment agreement with Thomas J. Elowson for the position of Chief Operating Officer and President. The contract has a term of three years, stipulates a minimum annual salary of $84,000, and has certain provisions regarding termination of employment with and without "cause" as therein defined. In addition, the employment contract provides for a signing bonus of $10,000 payable upon a financing event or series of related financing events wherein we raise a cumulative gross amount of at least $2 million. In connection with his employment agreement, we granted Mr. Elowson 5,978,349 options to purchase shares of our common stock. The options vest immediately and have an exercise price of $0.13 per share, the closing price on the Over the Counter Bulletin Board on August 9, 2006.  Mr. Elowson resigned effective as of July 28, 2009.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of July 1, 2009, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address of Owner	Amount Owned (1)	Percent of Class (2)
Philip D. Ellett (3)
Chief Executive Officer and Director
15900 Soleil Court
Austin, Texas 78734	1,782,824	1.7%

Robert V. Rudman
Chief Financial Officer and Secretary Acting Chief Executive Officer and Director
9630 Via Grandezza East
Wellington Florida, 33411	-	0.0%

Tom Elowson (4)
President and Chief Operating Officer
3853 N. W. 5th Terrance
Boca Raton, Florida 33431	905,809	0.9%

Christopher J. Floyd
Former Chief Financial Officer and Secretary
6516 Windjammer Place
Bradenton, Florida 34202	8,796,874	8.5%

Peter M. Peterson (5)
1413 S Howard Avenue, #220
Tampa, FL 33606	9,603,109	9.3%

Terri Zalenski (6)
4090 Northwest 24th Terrance
Boca Raton, Florida 33431	7,258,559	7.0%

Crescent International (7)	5,950,000	5.7%
Clarendon House
2 Church Street
Hamilton H 11
Bermuda

Cantara (7)	5,950,000	5.7%
84 av. Louis Casai
CH-1216 Cointrin, Geneva
Switzerland

All Officer and Directors as a group (4 persons)	11,485,507	11.1%

(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.

(2) Based upon 103,514,199 shares of common stock outstanding as of July 1, 2009 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities within 60 days of July 2, 2009.

(3) Mr. Ellett resigned his position effective February 12, 2009.

(4)   Mr. Elowson resigned his position effective July 28, 2009.

(5) Mr. Peterson was the chairman and CEO of the Company from August 2004 through June 2006.  Amount includes warrants to purchase 2,446,235 shares of common stock held by Aspen Capital Partners, a firm in which Mr. Peterson holds a majority interest.

(6) Mrs. Zalenski is the wife of our former chairman and CEO, Anthony F. Zalenski.

(7) As of the date hereof, Crescent and Cantara beneficially owns 5,950,000 shares of Common Stock and has the right to acquire additional shares of Common Stock upon the (a) exercise of common stock purchase warrants held by Crescent and Cantara that was issued to it by the Issuer on December 22, 2006 (the “Warrant”) and (b) conversion of a convertible debenture held by Crescent and Cantara that was issued to it by the Issuer on December 22, 2006 (the “Debenture”).  However, the Warrants and the Debenture each contain a limitation prohibiting the exercise and conversion thereof, respectively, to the extent that Crescent and Cantara (together with its affiliates) would beneficially own in excess of 4.99% of the outstanding Common Stock immediately after giving effect to such exercise or conversion, respectively (subject to a waiver on not less than 61 days prior notice).  Since Crescent and Canatra currently beneficially owns 5.75% of the issued and outstanding Common Stock, the Warrants and Debenture are not currently exercisable and convertible, respectively, and have not been included in the calculations of the number of shares of Common Stock beneficially owned by Crescent and Cantara or the number of issued and outstanding shares of Common Stock of the Issuer.

Title of Class	Name and Address of Owner	Amount Owned (1)	Percent of Class(2)
Series A Preferred Stock	Glendower Holdings, Ltd. Shareholder 36 Hilgrove Street St. Helier, Jersey JE4 8TR Channel Islands	350,000	77.8%

Series A Preferred Stock	Jarbridge, Ltd. Shareholder 1934 Driftwood Bay Belize City, Belize Central America	100,000	22.2%
All Officers and Directors as a Group (0 persons)		--	0%

(1) Information with respect to beneficial ownership is based upon information  furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial  ownership includes both sole investment and voting power.

(2) Based upon 450,000 shares of Series A Preferred Stock outstanding as of   July 1, 2009 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities within 60 days of July 1, 2009.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.     PRINCIPAL AUDITOR FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-K and 10-Qs respectively, and for other services normally provided in connection with statutory filings were $64,000 and $41,000, respectively, for the fiscal years ended March 31, 2009 and March 31, 2008.

AUDIT-RELATED FEES

We did not incur any other fees for the years ended March 31, 2009 and March 31, 2008 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements that are not included in "Audit Fees".

TAX FEES

We did not incur any fees for tax compliance by our independent auditors during  the fiscal years ended March 31, 2009 and March 31, 2008.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the fiscal years ended March 31, 2009 and March 31, 2008.

ITEM 15.     EXHIBITS

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

3.3
Certificate of Designation of the Series A Preferred Stock of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 22 to the Company's Current Report on Form 8-K/A filed March 14, 2002).

3.4	Certificate of Designation of the Series B Preferred Stock of Innovative Software Technologies, Inc.(1)

3.5
By-laws of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit B to Amendment No. 1 to the Company's Information Statement on Schedule 14C filed with the Commission on January 11, 2007).

3.6	Certificate of Amendment to Articles of Incorporation filed on August 8, 2001 (9)

4.1	Specimen Certificate of Common Stock (incorporated by reference from Exhibit 4(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

4.2	Form of Investor Certificate (6)

4.3	Form of Promissory Note, dated October 16, 2006 (6)

4.4	Form of Warrant, dated October 16, 2006 (6)

4.5	Form of Convertible Debenture, dated December 22, 2006 (7)

Exhibit Number	Description Of Exhibit

4.6	Form of Long Term Warrant, dated December 22, 2006 (7)

4.7	Form of Short Term Warrant, dated December 22, 2006 (7)

10.1	Director Indemnification Agreement dated August 14, 2003 between Innovative Software Technologies, Inc. and Peter M. Peterson(2)

10.2	Director Indemnification Agreement dated August 4, 2003 between Innovative Software Technologies, Inc. and William E. Leathem(2)

10.3	Employment Agreement dated August 1, 2004 between Innovative Software Technologies, Inc. and Christopher J. Floyd.(4)

10.4	Innovative Software Technologies Inc. 2006 Equity Incentive Plan (5)

10.5	Form of Stock Option Award under 2006 Equity Incentive Plan (5)

10.6	Employment Agreement by and between Anthony F. Zalenski and Innovative Software Technologies, Inc., dated as of August 9, 2006 (5)

10.7	Employment Agreement by and between Thomas J. Elowson and Innovative Software Technologies, Inc., dated as of August 9, 2006 (5)

10.8	Form of Registration Rights Agreement, dated as of October 16, 2006 (6)

10.9	Form of Securities Purchase Agreement, dated as of December 22, 2006 (7)

10.10	Form of Registration Rights Agreement, dated as of December 22, 2006(7)

10.11	Employment Agreement by and between Philip Ellett and Innovative Software Technologies, Inc., dated as of August 9, 2006 (8)

16.1	Letter of Stark Winter Schenkein & Co., LLP, dated October 27, 2006 (incorporated by reference to Exhibit 161 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2006)

16.2	Letter of Lougheed, Scalfaro & Company LLC, dated February 8, 2006 (incorporated by reference to Exhibit 161 to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2006)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears the same exhibit number.

(2)	Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2004 which bears the same exhibit number.

(3)	Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears exhibit number 101.

(4)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2006

(5)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 15, 2006

(6)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 20, 2006

(7)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 29, 2006

(8)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 23, 2007

(9)	Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears the exhibit number 31.

SIGNATURES

In  accordance  with the requirements of the Exchange Act, the registrant caused this  report  to  be  signed  on  its  behalf by the undersigned, thereunto duly authorized.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.

Date: August 13, 2009	By:	/s/ Robert V. Rudman
Robert V. Rudman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description Of Exhibit

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

3.3
Certificate of Designation of the Series A Preferred Stock of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit 22 to the Company's Current Report on Form 8-K/A filed March 14, 2002).

3.4	Certificate of Designation of the Series B Preferred Stock of Innovative Software Technologies, Inc.(1)

3.5
By-laws of Innovative Software Technologies, Inc. (incorporated by reference from Exhibit B to Amendment No. 1 to the Company's Information Statement on Schedule 14C filed with the Commission on January 11, 2007).

3.6	Certificate of Amendment to Articles of Incorporation filed on August 8, 2001 (9)

4.1	Specimen Certificate of Common Stock (incorporated by reference from Exhibit 4(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

4.2	Form of Investor Certificate (6)

4.3	Form of Promissory Note, dated October 16, 2006 (6)

4.4	Form of Warrant, dated October 16, 2006 (6)

4.5	Form of Convertible Debenture, dated December 22, 2006 (7)

Exhibit Number	Description Of Exhibit

4.6	Form of Long Term Warrant, dated December 22, 2006 (7)

4.7	Form of Short Term Warrant, dated December 22, 2006 (7)

10.1	Director Indemnification Agreement dated August 14, 2003 between Innovative Software Technologies, Inc. and Peter M. Peterson(2)

10.2	Director Indemnification Agreement dated August 4, 2003 between Innovative Software Technologies, Inc. and William E. Leathem(2)

10.3	Employment Agreement dated August 1, 2004 between Innovative Software Technologies, Inc. and Christopher J. Floyd.(4)

10.4	Innovative Software Technologies Inc. 2006 Equity Incentive Plan (5)

10.5	Form of Stock Option Award under 2006 Equity Incentive Plan (5)

10.6	Employment Agreement by and between Anthony F. Zalenski and Innovative Software Technologies, Inc., dated as of August 9, 2006 (5)

10.7	Employment Agreement by and between Thomas J. Elowson and Innovative Software Technologies, Inc., dated as of August 9, 2006 (5)

10.8	Form of Registration Rights Agreement, dated as of October 16, 2006 (6)

10.9	Form of Securities Purchase Agreement, dated as of December 22, 2006 (7)

10.10	Form of Registration Rights Agreement, dated as of December 22, 2006(7)

10.11	Employment Agreement by and between Philip Ellett and Innovative Software Technologies, Inc., dated as of August 9, 2006 (8)

16.1	Letter of Stark Winter Schenkein & Co., LLP, dated October 27, 2006 (incorporated by reference to Exhibit 161 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2006)

16.2	Letter of Lougheed, Scalfaro & Company LLC, dated February 8, 2006 (incorporated by reference to Exhibit 161 to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2006)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears the same exhibit number.

(2)	Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2004 which bears the same exhibit number.

(3)	Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears exhibit number 101.

(4)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2006

(5)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 15, 2006

(6)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 20, 2006

(7)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 29, 2006

(8)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 23, 2007

(9)	Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears the exhibit number 31.