Form 10-Q
period 2009-06-30
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2009-08-19
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

❒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES☒    NO ❒

Indicate by check mark whether the issuer is a shell company (as defined in Regulation 12b-2 of the Exchange Act):   YES❒    NO ☒

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:

99,036,851 Common Shares  outstanding as of August 17, 2009

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in this report and in our Form 10-K and any other periodic reports filed with the SEC. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (unaudited)	March 31, 2009
Assets
Current assets
Cash and cash equivalents	$140	$348
Prepaid services and other current assets	880	-

Total current assets	1,020	348

Interest receivable (note 3)	1,205	-
Intangible assets (note 4)	615,000	-
Note receivable (note 3)	150,000	-
Assets from discontinued operations	-	36,738

Total assets	$767,225	$37,086

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$694,300	$683,607
Accrued interest	236,455	203,664
Accrued officer salary and expenses	137,750	116,500
Penalty for late registration (note 8)	81,140	81,140
Preferred stock liability(note 9)	86,850	86,850
Advances payable (note 6)	105,603	89,742
Payable to related party	100,000	-
Note payable (note 7)	658,079	158,079
Convertible debentures (note 8)	495,539	335,405
Current liabilities from discontinued operations	-	286,918

Total current liabilities	2,595,716	2,041,905

Commitments and contingencies (note 11)	-	-

Stockholders' deficit
Preferred stock, 25,000,000 shares authorized, no par value:
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	363,150	363,150
Common stock, $0.001 par value; 300,000,000 shares authorized;
99,036,851 and 103,514,199 shares issued and	99,037	103,515
outstanding at June 30, 2009 and March 31, 2009, respectively (note 9)
Additional paid-in capital	3,404,954	3,395,908
Deficit accumulated during the development stage	(5,695,632)	(5,867,392)
Total stockholder's deficit	(1,828,491)	(2,004,819)

Total liabilities and stockholders' deficit	$767,225	$37,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended	Three Months Ended	Cumulative from Inception (January 12, 2005) to
	June 30,	June 30,	June 30,
	2009	2008	2009

Revenue
Revenue	$-	$-	$-

Total revenue	-	-	-

Cost of revenue
Cost of revenue	-	-	-
Total cost of revenue, excluding depreciation below	-	-	-

Gross profit	-	-	-

Operating expenses:
Sales, general and administrative expenses	50,180	187,670	2,315,407
Total operating expenses	50,180	187,670	2,315,407

Operating loss	(50,180)	(187,760)	(2,315,407)

Other income:
Income from change in fair value of derivative liabilities	-	-	169,241
Interest expense	(192,924)	(62,018)	(1,916,139)
Interest income	1,250	-	8,963
Gain on sale of fixed assets	-	-	2,849
Other income	-	-	62,290
Total other expense, net	(191,674)	(62,018)	(1,678,494)

Loss from continuing operations before provision for income taxes	(241,854)	(249,778)	(3,993,901)

Provision for taxes	-	-	-

Net loss from continuing operations	(241,854)	(249,778)	(3,993,901)
Net income (loss)from discontinued operations and gain on sale of discontinued operations	413,614	(29,081)	(1,701,731)

Net income (loss)	$171,760	$(278,859)	$(5,695,632)

Undeclared preferred stock dividends	(4,500)	(4,500)	(54,000)

Income (loss) applicable to common stockholders	$167,260	$(283,359)	$(5,749,632)

Net loss per share from continuing operations- basic	$(0.00)	$(0.00)	$(0.05)
Net loss per share from continuing operations- diluted	$(0.00)	$(0.00)	$(0.05)
Net income (loss) per share from discontinued operations - basic	$0.00	$(0.00)	$(0.02)
Net income (loss) per share from discontinued operations - diluted	$0.00	$(0.00)	$(0.02)

Weighted average shares outstanding -
Basic	102,972,981	101,637,276	85,052,610
Diluted	252,972,981	101,637,276	85,062,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	Cumulative from Inception (January 12, 2005) to
	June 30,	June 30,	June 30,
	2009	2008	2009

Cash flows from operating activities:
Net income (loss) from discontinued operations and gain on sale of discontinued operations	$413,614	$(29,081)	$(1,701,731)
Net income (loss) from continuing operations	(241,854)	(249,778)	(3,993,907)

Adjustments to reconcile net income (loss ) to net
cash used in operating activities:
Depreciation and amortization	-	304	31,587
Gain on sale of assets	-	-	2,851
Stock based compensation	2,999	75,925	878,826
Issuance of shares to officer for accrued payroll	-	-	127,000
Notes payable issued for expenses paid by affiliates and third parties	-	-	258,605
Amortization of deferred gain on sale of assets	-	-	(872)
Services paid in common stock	-	-	146,560
Amortization of convertible debt discount	160,134	33,608	1,413,823
Change in fair value of derivative liabilities	-	-	(169,241)
Amortization of deferred financing costs	-	-	232,199
Amortization of the discount on preferred stock liability	-	-	4,571
Net change in operating assets and liabilities:
Interest receivable	(1,205)	-	(1,205)
Prepaid expenses and other current assets	(880)	-	9,920
Deposits	-	-	1,000
Accounts payable and accrued expenses	64,857	94,707	(88,983)
Customer deposits	-	-	30,301

Cash used in operating activities - continuing operations	(15,949)	(45,224)	(1,188,389)
Discontinued operations	(120)	79,042	(1,032,920)
Net cash (used in) provided by operating activities	(16,069)	33,818	(2,221,309)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(126,599)
Proceeds from sale-leaseback of property and equipment	-	-	125,000
Increase in deferred financing costs	-	-	(156,200)

Cash used in investing activities - continuing operations	-	-	(157,799)
Discontinued operations	-	(8,985)	(107,484)
Net cash used in investing activities	-	(8,985)	(265,283)

Cash flows from financing activities:
Stock issued for cash	-	-	113,000
Proceeds from notes payable	-	-	427,969
Principal payments on notes payable	-	-	(30,000)
Proceeds from cash advances, net of repayments	15,861	50,000	261,114
Proceeds from convertible debentures	-	-	1,663,500
Cash acquired in the reverse acquisition of Innovative	-	-	51,149

Cash used in financing activities - continuing operations	15,861	50,000	2,486,732
Discontinued operations	-	(13,661)	(71,430)
Net cash provided by financing activities	15,861	36,339	2,415,302

Net increase (decrease) in cash and cash equivalents	(208)	61,172	140

Cash and cash equivalents at beginning of period	348	15,016	-

Cash and cash equivalents at end of period	$140	$76,188	$140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(continued)

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$46,516

Taxes	$-	$-	$-

Issuance of common stock for acquisition	$-	$-	$440,000

Issuance of common stock in exchange for debt	$-	$-	$1,114,602

Assets acquired under capital lease	$-	$-	$136,512

Fixed assets exchanged for lease payment	$-	$-	$2,490

Issuance of common stock to retire notes payable - affiliate	$-	$-	$22,337

Charge warrants and embedded derivative liabilities
to additional paid-in capital	$-	$-	$1,952,451

Convertible debt issued for financing costs	$-	$-	$44,000

Issuance of shares to officers for accrued payroll	$-	$66,500	$127,000

Issuance of shares for accrued legal payable	$-	$-	$20,000

Reclassification of preferred stock to liability	$-	$-	$86,850

Issuance of note payable and payable to related party for Web Channel acquisition	$600,000	$-	$600,000

Issuance of common stock warrants in Web Channel acquisition	$15,000	$-	$15,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not contain all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition as of June 30, 2009, and the results of its operations for the three  months ended June 30, 2009 and 2008,  and the cash flows for the three months ended June 30, 2009 and 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2009 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K for the year ended March 31, 2009. Operating results for the three month periods ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2010.

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

On June 19, 2009, the Company reached a revised agreement with the AcXess management team (the “AcXess Sale Agreement”).  Pursuant to the  AcXess Sale Agreement, the Company sold all of its shares of capital stock of AcXess to the management team  in exchange for

(1)	all 4,477,292 shares of the Company’s common stock held by the AcXess Managers;

(2)	the cancellation of options to purchase 5,978,349 shares of the Company’s common stock held by the AcXess Managers;

(3)
a Secured Promissory Note ("the Note") in the principal amount of $500,000, with a three year maturity date, an 8% interest rate, a prepayment discount schedule that allows for gradually decreasing discounts beginning with a maximum prepayment discount of $350,000 if $150,000 is paid within three months of the June 19, 2009 issue date, and a pledge of all of the assets of AcXess as security for the Note, as specified in a separate Security Agreement.  The Company has recorded a $150,000 note receivable as of June 30, 2009, as this is the amount that is likely to be received.

(4)
a release from AcXess and the AcXess Managers of all claims they may have against the Company and its officers, directors, employees, shareholders, affiliates and affiliated companies and for all damages that relate to the Initial Agreement, the transactions contemplated thereby, and any matter relating to AcXess or its business, operations, assets or liabilities.

On June 17, 2009 the Company purchased substantially all of the assets of The WEB Channel Network, LLC., a Florida limited liability company (the “Seller”), and certain other assets of Robert W. Singerman, the manager and sole owner of the Seller.   The Company also entered into an Employment Agreement with Mr. Singerman, and Mr. Singerman entered into a Non-Disclosure, Non-Competition, Non-Solicitation and Invention Agreement with the Company.

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

The  purchase price consisted of:  (i) the Company’s agreement to make cash installment payments  of $25,000 within 15 days of the June 17, 2009 sale and $75,000 prior to September 30, 2009; (ii) a promissory note  in the amount of $500,000 payable over five years in annual installments of $100,000 in principal plus accrued interest, secured by all of the Purchased Assets pursuant to a Security Agreement; and (iii) stock purchase warrants of the Company for 5,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $5,695,632 from inception (January 12, 2005) through June 30, 2009, and has a working capital deficiency and stockholder deficit of  $2,594,696 and  $1,828,491, respectively, at June 30, 2009. The Company currently has no revenue generating operations and expects to incur substantial operating expenses in order to expand its business. The Company expects to incur operating losses for the foreseeable future.

Management intends to continue to finance operations through fundraising activities as well as to seek potential acquisitions that have positive cash flows; however, there can be no assurance of successful fundraising or acquisition activity in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of the Company including Web Channel and its inactive subsidiaries EPMG, Inc. and SoftSale, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Stock Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.
Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net income available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive, and the numerator is changed to reflect any changes  to net loss that would have occurred had the dilutive shares been issued.

The components of earnings per share are as follows:

	Three months ended June 30,		Cumulative period from
	2009	2008	from Inception to June 30, 2009
Numerators
Numerators for basic and diluted earnings per share:
Net loss from continuing operations	$(241,854)	$(249,778)	$ (3,993,901)
Net income (loss) from discounted operations	$413,614	$(29,081)	$ (1,701,731)

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding basic	102,972,981	101,637,276	85,052,610

Dilutive potential common shares
Stock options (1)	0	0	0
Common stock warrants (2)	0	0	0
Convertible debentures (3)	0	0	0
Convertible preferred stock (4)	150,000,000	0	0
Denominator for dilutive earnings per share	252,972,981	101,637,276	85,052,610
Net loss income per common share from continuing operations– basic	$(0.00)	$(0.00)	$ (0.05)
Net loss income per common share from continuing – diluted	$(0.00)	$(0.00)	$ (0.05)

Net income (loss) per share from discontinued operations – basic	$0.00	$(0.00)	$(0.02)

Net income (loss) per share from discontinued operations – diluted	$0.00	$(0.00)	$(0.02)

(1)
For the three months ended June 30, 2009 and 2008, and cumulative period from Inception to June 30, 2009, none of the outstanding options were included in dilutive shares, as the effect would be anti-dilutive.

(2)
For the three months ended June 30, 2009 and 2008, and cumulative period from Inception to June 30, 2009, none of the outstanding warrants were included in dilutive shares, as the effect would be anti-dilutive.

(3)
For the three months ended June 30, 2009 and 2008, and cumulative period from Inception to June 30, 2009, none of the shares issuable upon the conversion of convertible debt were included in dilutive shares, as the effect would be anti-dilutive.

(4)
For the three months ended June 30, 2008 and cumulative period from Inception to June 30, 2009, none of the shares issuable upon the conversion of preferred stock were included in dilutive shares, as the effect would be anti-dilutive.

Recent Accounting Developments:

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

3. NOTE RECEIVABLE

On June 19, 2009, the Company sold AcXess to the AcXess management team.  The Company issued a Secured Promissory Note in the principal amount of $500,000, with an 8% interest rate, interest and principal are due on June 19, 2012.  The note contains a prepayment discount schedule that allows for gradually decreasing discounts beginning with a maximum prepayment discount of $350,000 if $150,000 is paid within three months of the June 19, 2009 issue date. The Company has secured the note with all of the assets of AcXess with  a separate Security Agreement. The Company considers it probable that the maximum discount will be taken and  has recorded the note at the amount of $150,000 on its balance sheet at June 30, 2009.  Interest  in the amount of $1,205 was accrued during the three months ended June 30, 2009.

4. ASSET PURCHASE AGREEMENT WITH  THE WEB CHANNEL NETWORK, LLC

On June 17, 2009, the Company, purchased substantially all of the assets of The WEB Channel Network, LLC a Florida limited liability company, and certain other assets of Robert W. Singerman, the manager and sole owner of Seller.   The Company also entered into an Employment Agreement with Mr. Singerman,  Mr. Singerman also entered into a Non-Disclosure, Non-Competition, Non-Solicitation and Invention Agreement with the Company.

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

The Merger has been accounted for under the acquisition method of accounting in accordance with Statement of Financial Accounting Standard (SFAS) No. 141(R), “Business Combinations.” After considering all the relevant factors in determining the acquiring enterprise, including, but not limited to, relative voting rights, composition of the board of directors and senior management, and the relative size of the companies, the merger was deemed an acquisition and the Company was treated as the acquiring entity for accounting and financial reporting purposes.

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

5.  SALE OF ACXESS

On June 19, 2009, the Company reached a revised agreement with the AcXess management team.  Pursuant to this revised agreement, the Company sold all of its shares of capital stock of AcXess to the AxCess management team  in exchange for

(1)	all 4,477,292 shares of the Company’s common stock held by the AcXess Managers;

(2)	the cancellation of options to purchase 5,978,349 shares of the Company’s common stock held by the AcXess Managers;

(3)
a Secured Promissory Note in the principal amount of $500,000, with an 8% interest rate, interest and principal are due on June 19, 2012.  The note contains a prepayment discount schedule that allows for gradually decreasing discounts beginning with a maximum prepayment discount of $350,000 if $150,000 is paid within three months of the June 19, 2009 issue date. The Company has secured the note with all of the assets of AcXess with  a separate Security Agreement. The Company considers it probable that the maximum discount will be taken and  has recorded the note at the amount of $150,000 on its balance sheet at June 30, 2009.  Interest  in the amount of $1,205 was accrued during the three months ended June 30, 2009.

(4)
a release from AcXess and the AcXess Managers  of all claims they may have against the Company and its officers, directors, employees, shareholders, affiliates and affiliated companies and for all damages that relate to the Initial Agreement, the transactions contemplated thereby, and any matter relating to AcXess or its business, operations, assets or liabilities.

The follow table illustrates the components of the sale of AcXess:

Assets sold	$(27,539)
Liabilities assumed	271,277
Net liabilities assumed by AcXess managers	243,738
Common stock returned for cancellation	13,432
Note receivable issued to the Company	150,000
Gain on the sale of AcXess	$407,170

The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the Three Months Ended June 30,
	2009	2008
Revenue	$30,606	$109,942
Cost of goods sold	14,340	37,659

Selling, general and administrative expenses	9,822	101,364

Net income (loss) from discontinued operations	$6,444	$(29,081)

6.  ADVANCES PAYABLE

Advances payable of $105,603 and $89,742 at June 30, 2009 and March 31, 2009, respectively, consists of cash advances to the Company by Aspen Capital and a shareholder, Peter Peterson. These cash advances will accrue interest at a rate of 10% per annum.  During the three months ended June 30, 2009 and 2008, the Company  accrued interest in the amount of $2,839 and $208  for these cash advances, respectively.

7.   NOTE PAYABLE

On April 14, 2008, the Company issued a promissory note (the “Note”) to the benefit of Xalles Inc. (Xalles) in the amount of $158,079 pursuant to the conversion of an advance made to the Company by Xalles.  The outstanding principal amount of the Note bears interest beginning on April 14, 2008, calculated on the basis of a 360-day year for the actual number of days elapsed through the actual payment date at the following rates of interest: eight percent (8%) per annum through June 15, 2008; ten percent (10%) per annum through August 16, 2008, twelve percent (12%) per annum through October 17, 2008; and fourteen percent (14%) per annum through December 18, 2008. At June 30, 2009, the Company has accrued interest on the Note in the aggregate amount of $24,223.  This Note may be prepaid, either in whole or in part, at any time without penalty.  The outstanding principal balance of this Note, plus accrued but unpaid interest, was due and payable on December 18, 2008 and is in default at June 30, 2009.  During the three months ended June 30, 2009, an agreement was reached between Aspen Capital and Xalles, whereby Xalles transferred its interest in the Note  to Aspen Capital, and the Company’s liability under the Note is now payable to Aspen Capital, a related party.

During the three months ended June, 30, 2009, the Company issued a promissory note to Web Channel, pursuant to the terms of the asset acquisition agreement, in the amount of $500,000.  This note carries interest at a rate of 8% per annum and is payable in five installments of $100,000 each along with accrued interest on each anniversary dates of the execution of this note.  During the three months ended June 30, 2009, the Company accrued interest in the amount of $1,425.

8.  CONVERTIBLE NOTES AND COMMONS STOCK WARRANTS

On December 22, 2006, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”) for the sale of $1,000,000 Convertible Debentures (the “Debentures”). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock (“Long-Term Warrants”) exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock (“Short Term Warrants”) exercisable at $0.143 per share. The Long Term Warrants and the Short Term Warrants are exercisable for a period of four years from the date of issuance and the earlier of (i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the SEC (the “Initial Exercise Date”) and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively. The Debentures are convertible at the option of the note holder into shares of common stock at a price of $0.112 per share.

The Debentures bear interest at 4% until June 22, 2007 and 9% thereafter, payable in arrears and mature three years from the date of issuance. Accrued interest is payable in cash semi-annually, beginning on July 1, 2007. The Company has not made interest payments in the aggregate amount of $203,397, as of June 30, 2009 and intends to negotiate a settlement with the Debenture holder; however there can be no assurance that such negotiation will be successful.

Warrants are accounted for as derivative a discount to the debentures in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock" (“EITF 00-19”). Accordingly, the initial fair values of the warrants was $964,286. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the dates the warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the warrants, expected volatility of 114% (based on analysis of historical stock prices of the Company and its selected peers), and the five year and four year life of the warrants relating to the Debentures.

The discount from the face amount of the Debentures represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Debentures, using the effective interest method. Amortization related to the Debentures for the three months ended June 30, 2009 and 2008 was $160,134 and $33,609, respectively.

A summary of the Debentures and unamortized discount at June 30, 2009 and March 31, 2009, is as follows:

	June 30,	March 31,
	2009	2009
Debenture; 4% per annum (increased to 9%
per annum in July 2007); due December 22, 2009)	$1,000,000	$1,000,000
Less: Unamortized discount	(504,461)	(664,595)
Net carrying value	$495,539	$335,405

The Registration Rights Agreement contains a “Liquidating Damages” provision, whereby the Company is obligated to file a registration statement covering the Registrable Securities within 60 days of the Purchase Agreement, and cause such registration statement to become effective within 90 days of the Purchase Agreement.  If either of these deadlines is not met, the Company incurs a penalty in the amount of 2% per month of the aggregate purchase price of the securities.  The Company filed such registration statement within the 60 day period, but the registration statement did not become effective until 123 days after the Purchase Agreement, and the Company incurred liquidated damages in the amount of $81,140. The Purchase Agreement became effective on July 23, 2007, which was 123 days after the agreed upon date in the Purchase Agreement, March 22, 2007.   This penalty is payable in cash and was shown as accrued liabilities on the Company’s balance sheet at June 30, 2009 and March 31, 2009.

9.  EQUITY

Common Stock

During the three months ended June 30, 2009, pursuant to the terms of the AcXess Sale Agreement, the Company cancelled 4,478,348 shares of stock previously held by the managers of AcXess.  The Company recorded the fair value of these shares of $13,432 as a component of the gain on the sale of AcXess.

Convertible Preferred Stock

The Company has 25,000,000 shares of preferred stock authorized and has designated 1,500,000 shares as $1.00 stated value Series A Preferred and 3,000,000 shares as $1.00 stated value Series B Preferred, of which 450,000 and -0- shares, respectively, are issued and outstanding as of June 30, 2009. Series A and Series B Preferred Stock (collectively "Preferred Stock") have the same terms and conditions. The Preferred Stock is (i) entitled to cumulative dividends at a rate of 4.0% of the liquidation value ($1.00 per share), (ii) convertible at any time into common stock at a rate of 95% of the average closing market price of the common stock for five days preceding conversion, (iii) redeemable at any time by the Company for $1.00 per share, and (iv) entitled to one vote per share.

During the three months ended June 30, 2009, the Company had 450,000 shares of preferred stock outstanding.   The Company has accrued 4% or $4,500 per quarter of undeclared preferred stock dividends. As of June 30, 2009, the Company has $4,500 and $54,000 in undeclared preferred stock dividends for the three months ended June 30, 2009 and from inception (January 12, 2005) through June 30, 2009, respectively.

Total preferred stock on the Company’s balance sheet at June 30, 2009 was $450,000.  The number of shares of common stock issuable for the conversion of preferred stock exceeded the number of shares of common stock authorized by 39,477,094 shares, which represents 19.3% of the total number of shares into which the preferred shares are convertible at June 30, 2009.  The Company reclassified 19.3% of the total value of its preferred shares, or $86,850, to current liabilities on its balance sheet at June 30, 2009.

Options

During the three months ended June 30, 2009, the Company issued 5,000,000 options to purchase shares of common stock as a price of $0.03 per share, pursuant to an employment agreement. These options expire on June 17, 2013. These options vest as follows: 1,000,000 immediately, 2,000,000 on the one year anniversary of the date of issuance, and 2,000,000 on the two year anniversary of the date of issuance.

A summary of the Company's 2006 and 2007 stock option plans as of June 30, 2009 is presented below:

		Weighted	Weighted average		Weighted Average
		average	exercise		Exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	Exercisable
prices	outstanding	life (years)	options	exercisable	Options
$0.03	5,000,000	4.0	$0.03	1,000,000	$0.03

		Weighted Average
	Options	Exercise Price
Outstanding at March 31, 2009	5,978,349	$0.14
Issued	5,000,000	0.03
Exercised	-	-
Forfeited or expired	(5,978,349)	0.14
Outstanding at June 30, 2009	5,000,000	$0.03

Non-vested at June 30, 2009	4,000,000	$0.03
Exercisable at June 30, 2009	1,000,000	$0.03

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.003 as of June 30, 2009, and the exercise price multiplied by the number of options outstanding. As of June 30, 2009, total unrecognized stock-based compensation expense related to stock options was $11,998.

Warrants

During the three months ended June 30, 2009, the Company issued 5,000,000 warrants with an exercise price of $0.03 per share pursuant to an asset acquisition agreement. These warrants expire on June 17, 2012.

A summary of the Company's warrants as of June 30, 2009, and the changes during the three months ending June 30, 2009, is presented below:

		Weighted	Weighted average		Weighted average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants

$0.03	5,000,000	3.0	$0.03	5,000,000	$0.03
$0.05	4,446,235	0.6	$0.05	4,446,235	$0.05
$0.14	1,785,714	1.5	$0.14	1,785,714	$0.14
$0.18	1,350,000	2.5	$0.18	1,350,000	$0.18
$0.30	8,928,571	1.5	$0.30	8,928,571	$0.30
Total	21,510,520	2.3	$0.17	21,510,520	$0.17

	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2009	16,510,520	$0.21
Issued	5,000,000	0.03
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2009	21,510,520	$0.17

10.   RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2009, the Company had the following transactions with related parties:

During the three months ended June 30, 2009, the Company accrued salary in the amount of $15,000 to the Company’s Chief Executive Officer and Chief Financial Officer.  As of June 30, 2009, $65,000 in accrued salary is on the balance sheet payable to the Company’s Chief Executive Officer and Chief Financial Officer.

During the three months ended June 30, 2009, the Company accrued salary in the amount of $6,250 to the Company’s President.  As of June 30, 2009, $6,250 in accrued salary is on the balance sheet payable to the Company’s President.

During the three months ended June, 30, 2009, the Company issued a promissory note to Web Channel, pursuant to the terms of the asset acquisition agreement, in the amount of $500,000.  This note carries interest at a rate of 8% per annum and is payable in five installments of $100,000 and accrued interest on each anniversary dates of the execution of this note.  During the three months ended June 30, 2009, the Company accrued interest in the amount of $1,425.

During the three months ended June 30, 2009, the Company entered into an asset acquisition agreement where the Company is required to pay to Mr. Singerman, the principal manager of Web Channel, a cash sum in the amount of $100,000.  This amount is payable in two installments, $25,000 15 days after the execution of the asset acquisition agreement, or July 2, 2009, the second installment in the amount of $75,000 is due on or before September 30, 2009.

During the three months ended June 30, 2009, an agreement was reached between Aspen Capital and Xalles, whereby Xalles transferred its interest in the Company’s  note payable in the amount of the $158,079 Note and interest payable in the amount of $24,223  to Aspen Capital.  At June 30, 2009, the Company’s liability under the Note is now payable to Aspen Capital, a related party.

11. CAPITAL LEASE OBLIGATION

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.  At June 30, 2009 and March 31, 2009, the balance of this deferred gain was $0.

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

During the three months ended June 30, 2009, the Company, Acxess Inc, and Gulf Point Capital, LLC entered into a Transfer and Assumption agreement, whereby the Master Lease Agreement and equipment and the balance due under the agreement in the amount of $34,175 was transferred from the Company to Acxess, Inc. As of June 30, 2009, the Company remains the guarantor of this lease.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The information presented in this section should be read in conjunction with our audited financial statements and related notes for the periods ended March 31, 2009 and 2008  included in our Form 10-K, filed August 14, 2009, as well as the information contained in the financial statements, including the notes thereto, appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this report.

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

Overview

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the three months ended June 30, 2009 and 2008. Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

Acquisition and subsequent disposition of AcXess, Inc.

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

(3)
a Secured Promissory Note (the “Note”) in the principal amount of $500,000, with a three year maturity date, an 8% interest rate, a prepayment discount schedule that allows for gradually decreasing discounts beginning with a maximum prepayment discount of $350,000 if $150,000 is paid within three months of the June 19, 2009 issue date, and a pledge of all of the assets of AcXess as security for the Note, as specified in a separate Security Agreement. The Company has recorded a $150,000 note receivable as of June 30, 2009, as this is the amount that is likely to be received.

(4)
a release from AcXess and the AcXess Managers  of all claims they may have against the Company and its officers, directors, employees, shareholders, affiliates and affiliated companies and for all damages that relate to the Initial Agreement, the transactions contemplated thereby, and any matter relating to AcXess or its business, operations, assets or liabilities.

Acquisition of the WEB Channel Network

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are discussed in its annual report on Form 10-K for the year ended March 31, 2009.

Results of Operations

Three months ended June 30, 2009, compared to the three months ended June 30, 2008.

Revenues

On June 19, 2009, the Company  completed the sale of its operating subsidiary AcXess, Inc., which had provided all of our revenue in the current and prior periods.  The activity of AcXess is disclosed in discontinued operations in the Company’s statement of operations through the sale date of June 19, 2009.

Cost of Sales

On June 19, 2009, the Company  completed the sale of its operating subsidiary AcXess, Inc., which had incurred all of our cost of sales in the prior period.  The activity of AcXess is disclosed in discontinued operations in the Company’s statement of operations through the sale date of June 19, 2009.

Sales, General and Administrative Expenses

Sales, general and administrative expenses for the three months ended June 30, 2009 were $50,180, a decrease of $137,490 or approximately 73%.  Sales, general and administrative expenses consisted primarily of  payroll and related costs of $25,875 (including non-cash compensation of $2,999); insurance expense in the amount of $ 10,223; legal and accounting fees in the amount of $9,097; facilities and related expense of $3,000; and professional fees in the amount of $1,093.

Other Expense, net

Other expense, net for the three months ended June 30, 2009 was $191,674 compared to $62,108 for the three months ended June 30, 2008, a net increase of $129,566.  During the three months ended June 30, 2009 the Company incurred net interest expense of $192,924 compared to $62,108 during the three months ended June 30, 2008. The reason for the increase in interest expense was due to increases in cash advances and the amortization of the discount on the convertible note payable.

Net Income (Loss) from Continuing Operations

For the reasons stated above, our net income (loss) from continuing operations for the three months ended June 30, 2009  amounted to a net loss from continuing operations of $241,854 compared to a net loss from continuing operations of $249,778 during the prior period, a net decrease in net loss from continuing operations of $7,924, or approximately 3%.

Net Income (Loss) from Discontinued Operations

Our net income (loss) from discontinued operations for the three months ended June 30, 2009  amounted  to net income from discontinued operations of $413,614 compared to a loss from discontinued operations of $29,081 for the three months ended June 30, 2008, an increase in net income of $442,695.  The increase in net income from discontinued operations was the result of the sale of our subsidiary AcXess, Inc. for a gain in the amount of $407,170.

Liquidity and Capital Resources

The June 30, 2009 financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of  $5,695,632 from inception (January 12, 2005) through June 30, 2009, and has a working capital deficiency and stockholder deficit of  $2,594,696 and  $1,828,491, respectively, at June 30, 2009. The Company currently has minimal revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future.  The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

At June 30, 2009, we had current liabilities of  $2,595,716. We have no material commitments for capital expenditures.

Contractual Obligations

In February 2007 the Company entered into a $500,000 Master Lease Line for Equipment Purchases (the “Master Lease Agreement”). At that time, the Company sold property and equipment for $125,000 and leased them back under the Master Lease Agreement. The Company recognized a gain on the sale of those assets of $10,633 which was deferred and will be recognized over the 24 month term of the lease.  At June 30, 2009 and March 31, 2009, the balance of this deferred gain was $0.

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

During the three months ended June 30, 2009, the Company, Acxess Inc, and Gulf Point Capital, LLC entered into an Transfer and Assumption agreement, whereby the Master Lease Agreement and equipment was transferred from the Company to Acxess, Inc.  As of June 30, 2009, the Company remains the guarantor of this lease.

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

During the three months ended June 30, 2009, an agreement was reached between Aspen Capital and Xalles, whereby Xalles transferred its interest in the Company’s  note payable in the amount of the $158,079 and accrued interest of $24,223   to Aspen Capital.  At June 30, 2009, the Company’s liability under the Note is now payable to Aspen Capital, a related party.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were not effective as a result of a material weakness in internal control over financial reporting as of March 31, 2009 as discussed below.

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

Innovative Software Technologies, Inc.

Date: August 19, 2009	/s/ Robert V. Rudman Robert V. Rudman Chief Executive Officer and Chief Financial Officer