Form 10-K
period 2010-03-31
INNOVATIVE SOFTWARE TECHNOLOGIES INC
filed 2014-09-29
CIK 1084047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010
(As filed on September 29, 2014)

or

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

COMMISSION FILE NUMBER: 000-1084047

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE	26-1469061
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

2802 North Howard Avenue, Tampa, Florida 33607	33607-2623
(Address of Principal Executive Offices)	(Zip Code)

(813) 920 - 9435
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
 None

 Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

State issuer's revenues for its most recent fiscal year: $-0-

As of September 12, 2014, the registrant had issued and outstanding 218,746,392 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Annual Report on Form 10-K for the fiscal year ended March 31, 2010, is being filed by the Company after its due date.  We intend to file the Annual Reports on Form 10-K for the fiscal years ending March 31, 2011, March 31, 2012, March 31, 2013 and March 31, 2014 within the next 90 days. Our inability to timely file these reports was due to a lack of a business and revenues to fund compliance, high turnover in management and the lack of full-time, ongoing personnel to perform the compliance.

The Company is not current in its required filings under the Exchange Act.  The Company has determined that it can best provide current and accurate information to investors and shareholders by focusing the Company’s efforts on seeking to first file all past due Annual Reports on Form 10-K and then either filing all past due Quarterly Report on Form 10-Q or seeking relief from such compliance from the Commission on the basis of the past due Annual Reports on Form 10-K being filed.

Certain Definitions

The following terms used in this Annual Report on Form 10-K have the following meanings:

“Cloud Based” means a computer network, whether Internet based or an internal, private network, that allows users to remotely, securely access software (especially databases) or other network applications and utilities.

“Company,” ‘we,’ “our,” “us,” “Innovative” and “Registrant” mean Innovative Software Technologies, Inc., a Delaware corporation.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Small and Midsized Enterprise” or “SME”:  A small enterprise is a company that typically has less than 100 employees and less than $50 million in annual gross revenues, and a midsized enterprise is typically a company with 100 to 1,000 employees and annual gross revenues in excess of $50 million.

CAUTIONARY STATEMENTS ABOUT FORWARD LOOKING INFORMATION AND STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which forward looking statements are contained mainly in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to be materially different from any future results, performance and achievements expressed or implied by the forward-looking statements.  Forward-looking statements also include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report and in other filings we make with the Securities and Exchange Commission (“Commission”)

You should read this Annual Report on Form 10-K and any documents filed as exhibits thereto completely and with the understanding that our actual future results may be materially different from what we expect.

Forward-looking statements consist of words such as “expect,” “believe,” “anticipate,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “may,” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth in Item 1A — “Risk Factors” and those detailed from time to time in our other filings with the Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any of them, whether as a result of new information, future events or otherwise.

PART I

ITEM  1.                       DESCRIPTION OF BUSINESS

Overview

Business.  During the fiscal year ended on March 31, 2010 (“FY2010”), we had no business or revenue generating operations. We unsuccessfully sought to start or acquire software and software services based companies.  These target companies would either produce software programs that run on desktop computers, laptop computers, tablets, smart cellular telephones and similar consumer devices or produce software programs used in Internet or internal computer networks (including Cloud Based applications) for either consumers or businesses.

During FY2010, we did not identify a potential acquisition or business or asset to acquire or start under our current operation plan, which was capable of being amended from time to time in response to circumstances, technological changes, funding prospects and our business and financial condition and status as a reporting company under the Exchange Act.  Any potential acquisition candidate had to be able to demonstrate

▪ A sustainable competitive advantage in a niche market with growth potential in either SME business software applications market, consumer software applications (whether entertainment, data organization, Social Media or any other mainstream consumer applications), or a Cloud Based database or information management software product;

▪ A value proposition that is simple to articulate and present to potential investors and funding sources; and
▪ A strong and committed management team.

In FY2010, we sought to acquire any suitable companies by utilizing our common stock and/or by raising additional capital for operating expenses, if required, from banks, financial institutions and investors. Due to the lack of any active market in our common stock, the low price of our common stock and lack of a revenue generating business, we were unable to acquire an operating business as contemplated by our operations plan.  We also did not have any funding or financing in place to acquire an operating business and our ability to obtain such funding or financing was and remains s dependent on a number of factors, which are described in Item 1A Risk Factors below.

Business: Recent Developments.

Prior to FY2010 - History and Development. We were incorporated in the State of California in May 1998 under the name "Innovative Software Technologies, Inc." On November 30, 2007, we were reincorporated in the State of Delaware under the name “Innovative Software Technologies, Inc.” (“Innovative”, the “Company", “we”, “us”, “our”). Immediately prior to the acquisition of AcXess, Inc. (“AcXess”) on June 26, 2006, we had nominal assets and revenues and no business operations.

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

On September 26, 2003, the former principals of EPMG alleged in writing that they were entitled to rescind the 2001 acquisition of EPMG. On July 2, 2004, we entered into a Settlement Agreement with the former principals of EPMG under the terms of which the former principals surrendered all of their 6,784,762 shares of common stock, 1,200,500 shares of Series A Preferred Stock, and 80,000 shares of Series B Preferred Stock, in exchange for certain assets and liabilities of EPMG. Subsequent to the settlement agreement, the former principals, through "Prosper, Inc.", their new business, filed an action against us for breach of the Settlement Agreement related to certain reserve liabilities. On February 6, 2007, we entered into a Settlement Agreement and Mutual Release with Prosper, Inc. pursuant to which we agreed to pay Prosper, Inc. $10,000 in consideration for our release and dismissal of this action.

In October 2004 we relocated our corporate headquarters from Kansas City, Missouri, to Tampa, Florida.

On April 20, 2005, we entered into a stock purchase agreement with Douglas S. Hackett for the sale to Mr. Hackett of all common shares of our subsidiary, Triad, in exchange for the surrender by Mr. Hackett of 4,935,015 shares of our common stock held by him. Since the transaction involved receipt of our common stock in exchange for the subsidiary, we recorded this transaction in April 2005 as an equity transaction.

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

On June 26, 2006, we completed the acquisition of AcXess, Inc., a Florida corporation, in a stock exchange transaction pursuant to a Stock Exchange Agreement by and between us, AcXess, the Shareholders of AcXess, and Anthony F. Zalenski, acting as the Shareholder's Agent (the "Exchange Agreement"). As a result of the Transaction, AcXess became our wholly owned subsidiary. In accordance with the provisions of Statements of Financial Accounting Standards “Business Combinations" (ASC 805), AcXess was deemed to be the purchaser in the transaction for financial reporting purposes.  For accounting purposes, AcXess was treated as the continuing reporting entity and the inception date of AcXess was January 12, 2005.

AcXess’ strategy was to provide Business Continuity (BC) and application hosting services to the Small and Medium Enterprise (SME) market. After careful review the Company determined that the capital requirements and time to market for the products and services of AcXess were greater than previously expected. As a result of this finding, the Company entered into an agreement on July 24, 2007 to sell approximately 78.1% of the common stock of AcXess to the AcXess management team. In exchange for this sale the Company received:

(1)
A promissory note in the amount of $1,000,000. The note had a term of two years and bore interest at a rate of 10% per annum. The note was collateralized with all assets of AcXess and had an acceleration clause for any material default.

(2)	A license agreement grant that gave the Company a non-exclusive worldwide right to license products under Axcess’ patents relating to Business Continuity (BC) solutions.

(3)	The return of 4,477,292 shares of common stock and the cancellation of fully vested options to purchase 5,978,349 shares of the Company’s common stock.

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

(3)
 Secured Promissory Note (the "Note") in the principal amount of $500,000, with a three year maturity date, an 8% interest rate, a prepayment discount schedule that allowed for gradually decreasing discounts beginning with a maximum prepayment discount of $350,000 if $150,000 was paid within three months of the June 19, 2009 issue date, and a pledge of all of the assets of AcXess as security for the Note, as specified in a separate Security Agreement; and

(4)	a release from AcXess and the AcXess Managers of all claims they may have had against the Company and its officers, directors, employees, shareholders, affiliates and affiliated companies and for all damages that relate to the Initial Agreement, the transactions contemplated thereby, and any matter related to AcXess or its business, operations, assets or liabilities.

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

The purchased assets included substantially all of the assets of the Seller, including all of its intellectual property and its signed and pending production agreements, and all of Mr. Singerman’s equity positions in several limited liability companies and various web channels.  The intellectual property acquired included all such property intended to be used in: (i) the development and application of standard definition video integrated with Internet protocol television and web design; (ii) the encoding process of FLASH video with Internet protocol television; (iii) audio digital recording for Internet protocol radio and television; (iv) a Content Management System for Internet protocol television; acquiring, formatting, programming, encoding, testing and deploying licensed previously produced broadcast video; and (v) PODCASTS with Internet protocol television.  The intellectual property components also included (a) the unencumbered ownership of over 100 strategic web domain names, (b) all inventions (whether patentable or un-patentable and whether or not reduced to practice), all trademarks, service marks, trade dress, logos, trade names, and corporate names, (c) all copyrightable works, all copyrights, and all applications, registrations, and renewals in connection therewith, and (d) all trade secrets and confidential business information including ideas, research and development, and know-how.

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

Subsequently, on May 13, 2011, the Company and Mr. Singerman agreed to rescind the WEB Channel Network acquisition described above (the “WEB Channel Rescission Agreement”).  The principal terms of the WEB Channel Rescission Agreement included the following:  The parties agreed to settle any and all claims, both known and unknown, for $70,000 payable to Robert W. Singerman.  The consideration was a convertible note with interest at 10% per annum having a maturity date of November 13, 2011 and an option to convert in part or in whole to common shares of Innovative Software Technologies, Inc. at a conversion rate of $0.035 per share. The assets of The WEB Channel Network, LLC previously conveyed to Innovative Software Technologies, Inc. were returned unencumbered to Robert W. Singerman.  The promissory note is currently in default.  We are not aware of any legal proceedings to collect on the promissory note.  The WEB Channel Rescission Agreement was reflected as a subsequent event in our March 31, 2010 financial statements and, as such, the rescission was not given effect to in such financial statements.

INSURANCE MATTERS

For FY2010, we carried general casualty liability insurance and we did not carry directors and officers liability insurance.  As of the filing date of this Report on Form 10-K, we carry casualty liability insurance and we do not carry directors and officers liability insurance.  We believe our current casualty insurance coverage is adequate for our current business and financial condition.

EMPLOYEES

As of March 31, 2010, we had one employee, who was the Company’s Chief Financial Officer and acting Chief Executive Officer, As of the filing date of this Report on Form 10-K, the Company has 18 full-time employees.  None of our employees belong to a union.  For FY2010 and as of the filing date of this Annual Report on Form 10-K, we believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations, beyond those issues pertaining to us being a small, start-up company.

ITEM 1A.                     RISK FACTORS

As a Smaller Reporting Company, we are not required to include this disclosure under this Item.  However, in light of the past due Exchange Act reports that have not been filed by the Company, the Company is including the following Risk Factors.

Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, which represent some of the more critical risk factors that affect us. These factors could materially and adversely affect our business, financial condition or results of operations. Additional risks that are not presently known may also result in such adverse effects.  Our history to date has been to acquire or start business but we have as yet not been successful in developing the businesses into  sustainable, revenue generating businesses with growth potential suitable for the overhead burdens and financial disclosure obligations of a public company.  We have had to rescind some of our acquisitions due to a lack of funding and/or strategic differences with the management of the acquisitions. We may also be unable to develop our current business into a sustainable, revenue generating business suitable for the overhead burdens and financial disclosure obligations of a public company.

RISK FACTORS RELATING TO PAST DUE EXCHANGE ACT REPORTS

In light of the delinquent filing status of the Company under the Exchange Act, the following Risk Factors address the delinquent filing status of the Company under the Exchange Act.

The Company has not filed its Annual Report on Form 10-K for the fiscal years ended  March 31, 2011, March 31, 2012 and March 31, 2013.  In addition, the Company has not  filed Quarterly Reports on Form 10-Q for the following fiscal periods: June 30, 2010, September 30, 2010, December 31, 2010, June 30, 2011, September 30, 2011, December 31, 2011, June 30, 2012, September 30, 2012, December 31, 2012, June 30, 2013, September 30, 2013 and December 31, 2013.  Until these past due reports are filed with the Commission, prospective investors and shareholders do not have complete and current business and financial information about the Company, including audited annual financial information and unaudited quarterly financial information. As such, there is inadequate public information available about the Company to properly evaluate its common stock or the prospects of the Company.  Further, the Company is in violation of Section 13(a) of the Exchange Act and could be deregistered by the Commission under the Exchange Act.

The Company has been delinquent in its Exchange Act filings because of a lack of a revenue-generating business that consistently provided sufficient cash flow to fund basic operational overhead, including accounting and legal compliance.  This lack of a business has also led to a turnover in management.

Although we continue to make progress towards completion of its periodic reports, if the Commission revokes the registration of our common stock, brokers, dealers and other market participants would be prohibited from buying, selling, making market in, publishing quotations of, or otherwise effecting transactions with respect to, such common stock until, in the case of suspension, the lifting of such suspension, or, in the case of a revocation, we file a new registration statement with the Commission under the Exchange Act and that registration statement is declared effective. As a result, public trading of our common stock would cease and investors would find it extraordinarily difficult to acquire or dispose of our common stock or obtain accurate price quotations for our common stock, which could result in a significant decline in the value of our stock. Further, any business that we acquire or start may be adversely impacted, including, without limitation, an adverse impact on our ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives.

ITEM 1B.                     UNRESOLVED STAFF COMMENTS

None.  See: Item 1A above.  We have notified the Commission of our failure to timely file Exchange Act reports and our schedule for remedying such delinquencies. Although no Commission notice of proceedings to deregister our common stock under the Exchange Act has been received by us, due to the past due reports under the Exchange Act, we may be subject to deregistration by administrative action by the Commission for violations of Section 13(a) of the Exchange Act.

ITEM 2.                        PROPERTIES

Our principal executive offices are located at 1413 South Howard Avenue, Suite 220, Tampa Florida, 33606. This office consists of approximately 200 square feet, which we rent for $500 per month. The term of the lease is month to month.  We own no real property. We deem this office space as adequate for our current needs.

ITEM 3.                        LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business (especially in light of the number of rescinded acquisitions and changes in management and staff we have experienced).  Because of this, and because, litigation is subject to inherent uncertainties, an adverse result in these or other matters could harm our business. Except as disclosed below we are not aware of any such legal proceedings or claims that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

KANSAS CITY EXPLORERS COMPLAINT

The Company was a defendant in a lawsuit in the Circuit Court of Platte County, Missouri, "Kansas City Explorers vs. Innovative Software" Case no. 04CV82050 in which the claimant sought damages of $50,028.  Judgment was entered in favor of the plaintiff against the Company in the amount of $69,975 on November 13, 2009.  As of the date of this filing there has been no effort to enforce judgment.  The judgment accrues interest until paid, if the plaintiff continues the docketing of the judgment. We will seek to either settle the judgment debt or pay it if and when our business operations generate sufficient revenues to fund any settlement or pay off.

WATTERS

On June 19th, 2014, we entered into a stipulated settlement agreement with Stephen Watters.  We were unable to meet all of the terms of the settlement; as a result a judgment in the amount of $340,000 has been entered against us and other parties. We will seek to either settle the judgment debt or pay it if and when our business operations generate sufficient revenues to fund any settlement or pay off.

In addition to the above, as reported in Note 9 to the accompanying consolidated financial statements, we have contractual penalty liability of $81,140 in liquidated damages resulting from a failure to honor a registration rights agreement.  We intend to settle this claim if and when our business allows.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since December 2006, our common stock has traded on The OTC Markets Group, Inc. (“OTC”) Pink Tier – Limited Disclosure, the over-the-counter securities market commonly referred to as the “Pink Sheets,” under the symbol “INIV.PK,” with pricing and financial information provided by the OTC. .  Our common stock was traded on OTC Bulletin Board under the trading symbol “INIV.OB” until December 2006, when it was delisted for failing to file required Exchange Act reports in a timely manner.

The high and the low trades for our shares of common stock for each quarter of actual trading during the fiscal years ended March 31, 2010 and March 31, 2009, were:

	High	Low
YEAR ENDING MARCH 31, 2010:
First Quarter	0.0750	0.0007
Second Quarter	0.0064	0.0022
Third Quarter	0.0050	0.0010
Fourth Quarter	0.0280	0.0020

	High	Low
YEAR ENDING MARCH 31, 2009:
First Quarter	0.0150	0.0150
Second Quarter	0.0150	0.0150
Third Quarter	0.0010	0.0010
Fourth Quarter	0.0010	0.0010

The closing price for the common stock on March 31, 2010 was $0.014 per share as quoted on www.nasdaq.com.  The closing price for the common stock on March 25, 2014, the latest practicable date, was $0.17 per share as quoted on The OTC Markets Group, Inc. Pink Tier – Limited Disclosure.

HOLDERS

As of March 31, 2010, we had approximately 1,222 active holders of our common stock. As of September 12, 2014, the latest practical date, we had approximately 1,291 holders of record of our common stock.  The number of active record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Island Stock Transfer, 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760.

DIVIDENDS

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We have had minimal revenue and losses since inception. Our current policy is that if we were to generate revenue and earnings we would retain any earnings in order to finance our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.  It is unlikely that we will pay any dividends on our capital stock for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance, as of the fiscal year ended March 31, 2010.

On August 9, 2006, our Board of Directors adopted the 2006 Innovative Software Technologies, Inc. Equity Incentive Plan, which stipulated 20 million shares of common stock available for option grants. The table below shows the balance under this plan as of March 31, 2010.  As we have not timely filed all Exchange Act reports, we are ineligible to register shares of our capital stock on Form S-8 until we are current in such filings.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Plan category	(A)	(B)	(C)
Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	-	-	14,021,651

Total	-	$-	14,021,651

On August 24, 2007 our Board of Directors adopted the 2007 Innovative Software Technologies, Inc. Equity Incentive Plan which stipulated 60 million shares of common stock available for option grants.  The Table below shows the balance under this plan as of March 31, 2010:

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

RECENT SALES OF UNREGISTERED SECURITIES

For FY2010, we did not have any unregistered sales of securities.  Our Annual Reports on Form 10-K for subsequent fiscal periods will disclose any unregistered sales of securities.

ITEM 6.                        SELECTED FINANCIAL DATA

 As a Smaller Reporting Company, we are not required to include the disclosure under this Item

ITEM 7.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR FY2010

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion includes forward looking statements and should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Forward-looking statements represent our estimates and assumptions as of the date of this Annual Report on Form 10-K. You should read this annual report and the documents that we reference and filed as exhibits to the annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Unless otherwise stated, this discussion and analysis relates to financial data for the fiscal years ended March 31, 2010 and March 31, 2009, which were derived from the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.  Percentages and amounts within this section may not calculate precisely due to rounding differences.

OVERVIEW

The following discussion summarizes information about our accounting policies and practices and information about our operations in a comparative manner for the fiscal years ended March 31, 2010 and 2009. Our management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

Acquisition of AcXess

On June 26, 2006, Innovative completed the acquisition of AcXess, Inc., a Florida corporation (“AcXess”), in a stock exchange transaction. As a result of the Transaction, AcXess became a wholly owned subsidiary of Innovative.

AcXess was formed to provide Business Continuity ("BC") products and services to the Small and Medium Enterprise ("SME") market. BC products and services are an advanced form of disaster recovery solutions for electronic data backup wherein the data and/or applications are available upon failure through means of connectivity to remote server locations. The Company planned to deliver its BC service through reseller channels.

On July 24, 2007, the Company entered into a Stock Purchase Agreement (the “AcXess Stock Purchase Agreement”) with AcXess, and its managers (the “Buyers”) wherein (i) AcXess agreed to redeem shares of its common stock owned by the Company in return for the issuance of a promissory note payable to the Company and the signing of a Non-Exclusive License Agreement with the Company, and (ii) the Buyers agreed to exchange their stock in the Company for stock in AcXess. The Buyers also agreed to allow the Company to cancel their stock options in exchange for stock in AcXess.  Immediately following the above redemptions and exchanges, the Company continued to own 984,457 shares, or approximately 21.9% of the outstanding common stock, of AcXess.  In 2009 the Company reached a revised agreement with the AcXess management team whereby the Company sold all of its shares of stock of AcXess to the AcXess management team, which agreement closed on July 10, 2009.  See further details on these transaction under Item 1 – Description of Business.

Acquisition of The WEB Channel Network

On June 17, 2009, the Company purchased substantially all of the assets of The WEB Channel Network, LLC. a Florida limited liability company (the “WEB Channel Network Seller”), and certain other assets of Robert W. Singerman, the manager and sole owner of the WEB Channel Network Seller.  The Company also entered into an Employment Agreement with Mr. Singerman, and Mr. Singerman entered into a Non-Disclosure, Non-Competition, Non-Solicitation and Invention Agreement with the Company.

The purchased assets included substantially all of the assets of the Web Channel Network Seller, including all of its intellectual property and its signed and pending production agreements.

The purchase price consisted of: (i) the Company’s agreement to make cash installment payments of $25,000 within 15 days of the June 17, 2009 sale and $75,000 prior to September 30, 2009; (ii) a promissory note in the amount of $500,000 payable over five years in annual installments of $100,000 in principal plus accrued interest, secured by all of the Purchased Assets pursuant to a Security Agreement; and (iii) stock purchase warrants of the Company for 5,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share (see note 4).

Subsequently, on May 13, 2011, the Company and Mr. Singerman agreed to rescind the WEB Channel Network acquisition described above (the “WEB Channel Rescission Agreement”).  The principal terms of the WEB Channel Rescission Agreement included the following:  The parties agreed to settle any and all claims both known and unknown for $70,000 payable to Robert W. Singerman.  The consideration was a convertible note with interest at 10% per annum having a maturity date of November 13, 2011 and an option to convert in part or in whole to common shares of Innovative Software Technologies, Inc. at a conversion rate of $0.035 per share. The assets of The WEB Channel Network, LLC previously conveyed to Innovative Software Technologies, Inc. were returned unencumbered free and clear to Robert W. Singerman.  The promissory note is currently in default.  We are not aware of any legal proceedings to collect on the promissory note..  The WEB Channel Rescission Agreement was reflected as a subsequent event in our March 31, 2010 financial l statements, and as such, the rescission was not given effect to in such financial statements.

RESULTS OF OPERATIONS

Fiscal year ended March 31, 2010 compared to the fiscal year ended March 31, 2009.

The Company sold its AcXess subsidiary in July, 2009 and has accounted for the operations, assets and liabilities of AcXess during the fiscal period ending March 31, 2010 as discontinued operations.

Revenues

Revenues from continuing operations for the fiscal years ended March 31, 2010 and 2009 were $-0- and $-0-.

Cost of Sales and Margins

Cost of sales from continuing operations for the fiscal years ended March 31, 2010 and 2009 were $-0- and $-0-.

Sales, General, and Administrative Expenses

Sales, general and administrative expenses for the years ended March 31, 2010 and 2009 were $509,968 and $481,578, respectively, an increase of $28,390 or approximately 6%.  For both years, sales, general and administrative expenses consisted primarily of professional fees and bad debt expense as our payroll and other costs were minimal.

Other Income (Expense), net

Other income (expense), net for the year ended March 31, 2010, was an expense of $279,638 compared to expense of $388,936 for the year ended March 31, 2009, a net decrease in expense of $109,298 or approximately 28%.  During the year ended March 31, 2010, the Company incurred interest expense of $800,408 compared to $381,516 during the year ended March 31, 2009. The increase was due to the increase in notes payable during the year  In addition, during the year ended March 31, 2010, the Company recorded failed acquisition expense of $30,027, a loss of settlement of $35,000 related to the acquisition of The Web Channel and it's subsequent rescission and a $69,975 judgment related to litigation. The 2010 expenses were significantly offset by the recognition of income arising from de-recognition of accrued expenses of $569,031.  The reversal of these expenses resulted from management's determination that the accruals (which represented then management's estimate of potential returns from products sold from its EPMG subsidiary through 2004), were no longer necessary as the statute of limitations had expired for any claim on these accruals.  Also during the period, the Company recognized other income of $85,491 comprised principally of the write-down of an accrual of legal expenses pursuant to an agreement with a law firm.

Net Loss

Our net loss for the year ended March 31, 2010, amounted to $375,992 compared to a net loss of $969,131 during the prior period, a net decrease in loss of $593,139, or approximately 61%.  Net loss for the year ended March 31, 2010 comprised $789,606 loss from continuing operations and a gain on the sale of discontinued operations of $413,614.  Net loss for the year ended March 31, 2009 comprised $870,514 loss from continuing operations and $98,617 loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The March 31, 2010 financial statements have been prepared assuming that we will continue as a going concern. However, we have incurred significant losses, and have working capital and stockholder deficits of $2,304,395 at March 31, 2010. In addition, the Company currently has no revenue generating operations and has minimal cash or other current assets available to pay its liabilities.  .  Finally, we expect to incur substantial operating expenses in order to expand our business. As a result, we expect to incur operating losses for the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

On December 22, 2006, the Company entered into a securities purchase agreement (the "Agreement") with an accredited investor (the "Investor") for the sale of $1,000,000 Convertible Debentures (the "Debentures"). In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock ("Long-Term Warrants") exercisable at $0.30 per share and (ii) a warrant to purchase 1,785,714 shares of common stock ("Short-Term Warrants") exercisable at $0.143 per share. The Warrants are exercisable for a period of four years from the date of issuance and the earlier of (i) December 22, 2007;  (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement between the parties) is declared effective by the Commission (the "Initial Exercise Date") and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively.  All warrants have expired as of the date of this filing.

The Debentures bore interest at 4% through l June 22, 2007, and 9% thereafter, payable in arrears and were scheduled to mature three years from the date of issuance. Accrued interest will be payable in cash semi-annually, beginning on July 1, 2007.  The Company is in default on the Debentures and has not paid any interest.

At March 31, 2010, we had current liabilities of $2,304,653.

Capital expenditures for the fiscal years ended March 31, 2010 and 2009, amounted to $-0- and $-0 and we do not currently have any material commitments for such expenditures.

We do not currently have adequate cash to meet our operating commitments for the next year.

OFF-BALANCE SHEET ARRANGEMENTS

For FY2010 and as of the date of the filing of this Annual Report on Form 10-K, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CONTRACTUAL OBLIGATIONS

During FY2010, the Company did not enter into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we would have had:

•	An obligation under a guarantee contract, although we do have obligations under certain sales arrangements including purchase obligations to vendors;
•	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;
•	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or,
•
Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that recently issued accounting pronouncements will have a material impact on its financial statements.

PRINCIPAL FACTORS AFFECTING OUR FINANCIAL PERFORMANCE

We believe that the following factors will continue to affect our financial performance as of the date of the filing of this Annual Report on Form 10-K:

•
Protection of Intellectual Property – We believe that the success of our business is dependent on any commercially viable intellectual property rights that we acquire or develop.  We believe that a loss of these rights would harm or cause a material disruption to our business and, our corporate strategy is to aggressively take legal action against any violators of our intellectual property rights, regardless of where they may be. From time to time, we may have to litigate to enforce our intellectual property rights through litigation and we may be required to do so in the future. We do not have intellectual property insurance to assist us in covering the costs of expensive litigation, such litigation may result in substantial costs and could divert resources and management attention from the operations of our business. We may be unable to pay the cost of either litigating against or defending against lawsuits involving our intellectual property rights.  The inability to effectively litigate could undermine our business or force a ruinous settlement on us.

•
Funding.  We need affordable, timely funding to grow any business we acquire or develop.  In light of our financial condition, we may be unable to obtain such funding which failure would undermine our efforts to establish a growing business.

•
Compliance Issues.  As we have had disruptions in business, changes in management, changes in business lines and rescissions of acquisition agreements, we may face compliance costs and issues in terms of compliance with all applicable laws and regulations.  Such costs and issues may not be known or apparent until we complete audits for past due Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.  Until known, any such compliance issues may have a material impact on our business and company.

•
Early Stage Development Company.  We are a small, start up concern as of the date of the filing of this Annual Report on Form 10-K.  We lack the resources of competitors and may be unable, either due to lack of adequate funding or competition from others or a lack of consumer acceptance of our products or services or a combination of any of the foregoing factors, to establish a sustainable business and, as such, we would fail.

•
With respect to our business as of the filing date of this Annual Report on Form 10-K, expansion of our business may put added pressure on our management, financial resources and operational infrastructure impeding our ability to meet any increased demand for our products and possibly hurting our operating results. Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products, and by the introduction of new product offerings. Our planned growth includes the construction of several new production lines to be put into operation over the next five years. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. We may be unable to successfully and rapidly expand sales to potential customers in response to potentially increasing demand or control costs associated with our growth. To accommodate any such growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage our employees, and such funding may not be available in sufficient quantities, if at all.

•
We depend on key personnel, and turnover of key employees and senior management could harm our business. Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including specifically, Jack Wand, President, and Paul Mazzapica, Executive Vice President.  If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are unable to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management would undermine our business as we anticipate we will need their skills and abilities to manage and grow the development, manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

•
We are subject to penny stock regulations and restrictions that may affect our ability to sell our securities on the secondary market.   The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock.” Brokers or dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.  Our common stock is quoted on the Pink Tier – Limited Disclosure.  We may be unable to meet requirements to quote our common stock on a more active stock quotation system and establish a viable, active public market for our common stock. Such failure would leave our common stock as it is – not liquid or actively traded and subject to manipulation by day traders and others. Further, until we are current in all Exchange Act filings and reports, there is not sufficient information for investors to base any trading decision on our common stock and our common stock is a highly risky investment with a substantial likelihood of an investor losing his or her or its entire investment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified our critical accounting estimates which are discussed below.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the  disclosures of contingent assets and liabilities at the date of the financial statements. The reported amounts of  revenue and expenses may be affected by the estimates we are required to make. . Actual results could differ from those estimates. The Company’s significant estimates include the valuation of stock based charges and the valuation of inventory reserves.

Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and have significant working capital and stockholder deficits at March 31, 2010 and as of the date of this filing.  These factors, among other things, raise substantial doubt about our ability to continue as a going concern.  Our plans include raising debt or equity capital to meet our commitments until such time we are able to meet such commitments with revenues from an operating business. However, there can be no guarantee that we will be successful securing funding or generating cash flow from an operating business.  In the event we are unable to fund our operations by positive operating cash flows or additional funding, we may be forced to reduce our expenses and modify our business plan.    These factors indicate that we may be unable to continue as a going concern.   Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 7A.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.                        FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Innovative Software Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Innovative Software Technologies, Inc.  (a development stage company) (the “Company”) as of March 31, 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and for the period from January 12, 2005 (date of inception) through March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of the Company for the period January 12, 2005 (date of inception) to March 31, 2009, were audited by the Company’s predecessor auditor, PMB Helin Donovan, LLP (the “Former Auditors”). The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period from January 12, 2005 (date of inception) to March 31, 2010, include amounts for the period January 12, 2005 (date of inception) to March 31, 2010. Our opinion, insofar as it relates to the amounts included for the period January 12, 2005 (date of inception) to March 31, 2009, is based solely on the report of the Former Auditors. The Former Auditors’ report, dated August 14, 2009, expressed an unqualified opinion and included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Former Auditors report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of Former Auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010, and the results of its operations and its cash flows for the year then ended and for the period from January 12, 2005 (date of inception) through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has no revenue generating operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery & Crouse PA
Certified Public Accountants
Tampa, Florida
September 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Innovative Software Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Innovative Software Technologies, Inc. (the Company) (a development stage company) as of March 31, 2009, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the period from January 12, 2005 (Inception) through March 31, 2009 (not presented separately herein). The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovative Software Technologies, Inc.  as of March 31, 2009, and the results of its operations and its cash flows for the year ended March 31, 2009 (not presented separately herein), and the period from Inception through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

August 14, 2009
Austin, Texas

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	March 31,	March 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$258	$348

Total current assets	258	348

Assets of discontinued operations	-	36,738

Total assets	$258	$37,086

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$255,698	$683,607
Accrued interest	327,298	199,094
Accrued officer salary and expenses	175,750	116,500
Penalty for late registration	81,140	81,140
Preferred stock liability	-	86,850
Advances payable	-	89,742
Payable to related party	181,688	94,312
Notes payable	283,079	68,337
Convertible debentures	1,000,000	335,405
Current liabilities from discontinued operations	-	286,918

Total current liabilities	2,304,653	2,041,905

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, 25,000,000 shares authorized, no par value:
Series A, 1,500,000 shares authorized, 450,000 shares outstanding	450,000	363,150
Common stock, $0.001 par value; 300,000,000 shares authorized;
99,036,851 and 103,514,199 shares issued and outstanding at	99,037	103,515
and March 31, 2010 and March 31, 2009, respectively
Additional paid-in capital	3,389,952	3,395,908
Deficit Accumulated during the Development Stage	(6,243,384)	(5,867,392)
Total stockholder's deficit	(2,304,395)	(2,004,819)

Total liabilities and stockholders' deficit	$258	$37,086

The accompanying notes are an integral part of these
consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Year	Year	Inception
	Ended	Ended	(January 12, 2005)
	March 31,	March 31,	to March 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses:
Selling, general and administrative expenses	509,968	481,578	2,775,195
Total operating expenses	509,968	481,578	2,775,195

Operating (loss)	(509,968)	(481,578)	(2,775,195)

Other expense:
Income (expense) from change in fair value of derivative liabilities	-	-	169,241
Interest (expense)	(800,408)	(381,516)	(2,523,623)
Interest income	1,250		8,963
Expense of failed acquisition	(30,027)	-	(30,027)
Gain (loss) on sale of fixed assets	-	(2,849)	(2,849)
Loss on settlements	(104,975)	-	(104,975)
Derecognition of accrued liabilities	569,031	-	569,031
Other income (expense)	85,491	(4,571)	147,781
Total other income (expense)	(279,638)	(388,936)	(1,766,458)

(Loss) from continuing operations before provision for income taxes	(789,606)	(870,514)	(4,541,653)

Provision for taxes	-	-	-

Net income (loss) from continuing operations	(789,606)	(870,514)	(4,541,653)
Net income (loss)from discontinued operations	-	(98,617)	(2,115,345)
Gain on disposition of discountined operations	413,614	-	413,614

Net (loss)	(375,992)	(969,131)	(6,243,384)

Undeclared preferred stock dividends	(18,000)	(18,000)	(67,500)

(Loss) applicable to common stockholders	$(393,992)	$(987,131)	$(6,310,884)

Net (loss) per share from continuing operations - basic and diluted	$(0.01)	$(0.01)
Net income (loss) per share from discontinued operations-basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding -
basic	100,018,188	103,016,117
diluted	100,018,188	103,016,117

The accompanying notes are an integral part of these
consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			Inception
	Year Ended	Year Ended	(January 12, 2005) to
	March 31,	March 31,	March 31,
	2010	2009	2010

Cash flows from operating activities:
Net (loss)	$(375,992)	$(969,131)	$(6,243,384)
Net income (loss) from discontinued operations	413,614	(98,617)	(1,701,731)
Net (loss) from continuing operations	(789,606)	(870,514)	(4,541,653)

Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation and amortization	-	-	31,587
Loss on disposal of fixed assets	-	2,851	2,851
Common stock and stock option based compensation	2,999	251,650	878,826
Issuance of shares to officer for accrued payroll	-	-	127,000
Impairment of note receivable	150,000	-	150,000
Notes payable issued for expenses paid by affilates and third parties	-	-	258,605
Amortization of deferred gain on sale of assets	-	-	(872)
Services paid in common stock	-	-	146,560
Amortization of convertible debt discount	664,595	265,011	1,918,284
Change in fair value of derivative liabilities	-	-	(169,241)
Amortization of deferred financing costs	-	-	232,199
Amortization of the discount on preferred stock liability	-	4,571	4,571
Net change in operating assets and liabilities:
Prepaid expenses and other current assets	-	3,239	10,800
Deposits	-	-	1,000
Accrued expenses related parties	91,945	-	91,945
Accounts payable and accrued expenses	(244,903)	301,113	(398,743)
Cutomer deposits	-	-	30,301
		.
Cash (used in) continuing operations	(124,970)	(42,079)	(1,225,980)
Cash (used in) discontinued operations	(120)	(43,793)	(1,032,920)
Net cash (used in) operating activities	(125,090)	(85,872)	(2,258,900)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(126,599)
Sale of AcXess	-	-	125,000
Increase in deferred financing costs	-	-	(156,200)

Cash provided by ( used in) continuing operations	-	-	(157,799)
Cash (used in) discontinued operations	-	(8,985)	(107,484)
Net cash provided by (used in) investing activities	-	(8,985)	(265,283)

Cash flows from financing activities:
Cash from common stock subscribed	-	-	113,000
Proceeds from notes payable	125,000	-	552,969
Principal payments on notes payable	-	-	(30,000)
Principal payments on cash advances, net of proceeds	-	-	245,253
Proceeds from cash advances, net or principal payments	-	89,742	1,663,500
Cash acquired in the reverse acquisition of Innovative	-	-	51,149

Cash provided by continuing operations	125,000	89,742	2,595,871
Cash (used in) discontinued operations	-	(23,384)	(71,430)
Net cash provided by financing activities	125,000	66,358	2,524,441

Net increase (decrease) in cash and cash equivalents	(90)	(28,499)	258

Cash and cash equivalents at beginning of period	348	28,847	-

Cash and cash equivalents at end of period	$258	$348	$258

Cash paid during the period for:
Interest	$-	$12,416	$46,516

Income Taxes	$-	$-	$-

Non cash investing and financing activities:

Issuance of common stock for acquisition	$-	$-	$440,000

Issuance of common stock in exchange for debt	$-	$-	$1,114,602

Assets acquired under capital lease	$-	$-	$136,512

Fixed assets exchanged for lease payment	$-	$-	$2,490

Issuance of common stock to retire notes payable - affiliate	$-	$-	$22,337

Charge warrants and embedded derivative liabilities
to additional paid-in capital	$-	$-	$1,952,451

Convertible debt issued for financing costs	$-	$-	$44,000

Issuance of shares to officers for accrued payroll	$-	$66,500	$127,000

Issuance of shares for accrued legal payable	$-	$-	$20,000

Reclassification of preferred stock to liability	$-	$86,850	$86,850

The accompanying notes are an integral part of these
consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' (EQUITY) DEFICIT
INCEPTION (JANUARY 12, 2005) TO MARCH 31, 2010

					Deficit
					Accumulated
					During the
	Common Stock			Preferred Stock	Development
	Shares	Amount	APIC	Amount	Stage	Total

Balance at inception	-	$-	$-	$-	$-	$-

Founder's shares issued for cash at inception at $0.33 per share	3,000,000	10,000	-	-	-	10,000
Common stock issued for cash at $0.05 per share	220,000	11,000	-	-	-	11,000
Balance as of March 31, 2005	3,220,000	21,000	-	-	-	21,000

Common stock issued to extinguish debt						-
and interest at $0.05 per share	670,123	33,506	-	-	-	33,506
Common stock issued as compensation
at $0.05 per share	3,829,882	191,494	-	-	-	191,494
Net loss	-	-	-	-	(487,351)	(487,351)
Balance as of March 31, 2006	7,720,005	246,000	-	-	(487,351)	(241,351)

Adjustments to reflect reverse acquisition	59,735,374	(178,546)	(962,102)	450,000	-	(690,648)
Issuance for retirement of debt at $0.04 per share	4,377,872	4,378	170,737	-	-	175,115
Issuance for consulting services at $0.11 per share	523,811	524	57,095	-	-	57,619
Issuance of options for employees and consultants	-	-	370,418	-	-	370,418
Issuance for legal services at $0.13 per share	174,519	174	22,512	-	-	22,687
Issuance of warrant with equipment leasing line	-	-	37,726	-	-	37,726
Issuance for legal services at $0.09 per share	183,620	184	16,342	-	-	16,526
Issuance of options for employee	-	-	82,802	-	-	82,802
Net loss	-	-	-	-	(2,923,901)	(2,923,901)
Balance as of March 31, 2007	72,715,201	72,715	(204,470)	450,000	(3,411,252)	(3,093,007)

Issuance for legal services at $0.05 per share	459,778	460	22,529	-	-	22,989
Issuance of stock for cash at $0.05 per share	2,000,000	2,000	90,000	-	-	92,000
Issuance for legal services at $0.02 per share	336,862	336	6,400	-	-	6,736
Conversion of notes payable and interest in August 2007	5,672,655	5,673	1,946,778	-	-	1,952,451
Conversion of notes payable	18,789,703	18,789	920,696	-		939,485
Issuance of shares to officer accrued in prior period	1,210,000	1,212	59,290	-	-	60,502
Officer options vested during the year ended March 31, 2008	-	-	300,794	-	-	300,794
Net Loss	-	-	-	-	(1,487,009)	(1,487,009)
Balance as of March 31, 2008	101,184,199	101,185	3,142,017	450,000	(4,898,261)	(1,205,059)

Issuance of shares to officers for accrued salary	1,330,000	1,330	65,170	-	-	66,500
Officer options vested during the year ended March 31, 2009	-	-	165,150	-	-	165,150
Issuance of shares for legal services at $0.02 oer share	1,000,000	1,000	19,000	-	-	20,000
Reclassification of preferred stock to liability	-	-	-	(86,850)	-	(86,850)
Beneficial conversion feature of preferred stock liability	-	-	4,571	-	-	4,571
Net loss	-	-	-	-	(969,131)	(969,131)
Balance as of March 31, 2009	103,514,199	103,515	3,395,908	363,150	(5,867,392)	(2,004,819)

Employee options vested	-	-	2,999	-	-	2,999
Adjustments to reflect the sale of Acxess	(4,477,348)	(4,478)	(8,955)	-	-	(13,433)
Reclassification of preferred stock to equity	-	-		86,850	-	86,850
Net loss	-	-	-	-	(375,992)	(375,992)
Balance as of March 31, 2010	99,036,851	$99,037	$3,389,952	$450,000	$(6,243,384)	$(2,304,395)

The accompanying notes are an integral part of these
consolidated financial statements.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010 AND 2009

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business:

Innovative Software Technologies, Inc. (“Innovative”) was incorporated in the State of California in May 1998.  The accompanying consolidated financial statements s are reported in accordance with the FASB Codification (Section 915) for Development Stage Enterprises.  As such, its statements of operations, stockholders' deficit and cash flows include activity from the date of its inception.  Furthermore, many of Innovative’s accounting policies have not yet been established.

On June 26, 2006, Innovative completed the acquisition of AcXess, Inc., a Florida corporation (“AcXess”), in a stock exchange transaction. As a result, AcXess became a wholly owned subsidiary of Innovative.  AcXess was formed to provide Business Continuity ("BC") products and services to the Small and Medium Enterprise ("SME") market. BC products and services are an advanced form of disaster recovery solutions for electronic data backup wherein the data and/or applications are available upon failure through means of connectivity to remote server locations. Innovative planned to deliver its BC service through reseller channels.

However, on July 24, 2007, Innovative entered into a Stock Purchase Agreement (the “AcXess Stock Purchase Agreement”) with AcXess and the following officers of AcXess (such officers are hereinafter referred to collectively as the “Buyers” - Thomas Elowson (its President), Raymond Leitz, (its Chief Technical Officer), and Helge Solberg (its Chief Architect) wherein (i) AcXess redeemed shares of its common stock from Innovative in return for the issuance of a promissory note to the benefit of Innovative and the signing of a Non-Exclusive License Agreement with Innovative, and (ii) the Buyers exchanged their stock in Innovative in exchange for stock in AcXess, and Elowson canceled Innovative Stock options him in exchange for stock in AcXess.  Immediately following the above redemptions and exchanges, Innovative owned 984,457 shares of AcXess, or approximately 21.9% of its outstanding common stock). On June 19, 2009, Innovative reached a revised agreement with the AcXess management team whereby it sold all of its shares of stock of AcXess to the AcXess management team (see Note 5).

On June 17, 2009, the Company purchased substantially all of the assets of The WEB Channel Network, LLC. a Florida limited liability company (the “WEB Channel Network Seller”), and certain other assets of Robert W. Singerman, the manager and sole owner of the WEB Channel Network Seller.  The Company also entered into an Employment Agreement with Mr. Singerman, and Mr. Singerman entered into a Non-Disclosure, Non-Competition, Non-Solicitation and Invention Agreement with the Company.  The purchased assets include substantially all of the assets of the Web Channel Network Seller, including all of its intellectual property and its signed and pending production agreements.

The purchase price consisted of: (i) the Company’s agreement to make cash installment payments of $25,000 within 15 days of the June 17, 2009 sale and $75,000 prior to September 30, 2009; (ii) a promissory note in the amount of $500,000 payable over five years in annual installments of $100,000 in principal plus accrued interest, secured by all of the Purchased Assets pursuant to a Security Agreement; and (iii) stock purchase warrants of the Company for 5,000,000 shares of the Company’s common stock at an exercise price of $0.03 per share (see note 4).

Organization and Description of Business - Subsequent Events:

On May 13, 2011, the Company and Mr. Singerman agreed to rescind the WEB Channel Network acquisition described above (the “WEB Channel Rescission Agreement”).  The principal terms of the WEB Channel Rescission Agreement included the following:  The parties agreed to settle any and all claims, both known and unknown, for the total amount of $70,000 (seventy thousand dollars) payable to Robert W. Singerman.  The consideration was a convertible note with interest at 10% per annum, a maturity date of  November 13, 2011 and an option to convert in part or in whole to the Company’s common shares. based on a conversion rate of $0.035 per share. The assets of The WEB Channel Network, LLC previously conveyed to the Company . were returned unencumbered free and clear to Robert W. Singerman.  The promissory note was cancelled. The WEB Channel Rescission Agreement has been reflected as a subsequent event and, as such, no entries are presented for this transaction in the Company’s 2010 financial statements .

Following the completion of the WEB Channel Rescission Agreement, the Company focused on healthcare solutions, forming IST Global Healthcare Solutions, Inc. ("IST Global Healthcare"), a wholly owned subsidiary, on December 21, 2011.  On January 10, 2012, the Company, through IST Global Healthcare, entered into a letter of agreement to acquire Galaxy Meds, Inc., a Lake Worth, Florida based pharmaceutical services company.  Following due diligence the Company terminated the proposed acquisition.

On February 20, 2012, the Company formed its wholly owned subsidiary Znergy, Inc. to market energy saving solutions to the Municipal, University, School and Hospital ("MUSH") markets.  While the Company believes the Znergy business plan has potential and intends to execute it upon raising additional resources and, furthermore, has entered into discussions with a number of energy related manufacturers, distributors and consultants, Znergy has not been the primary focus of the Company's efforts to date.

On May 31, 2012, the Company formed its wholly owned Intech Ventures, Inc. subsidiary to develop and market its Opt-in SMART ("Opt-in") small business online marketing solution.  Opt-in SMART consists of proprietary technology systems and services that help local businesses maximize the return on investment of their marketing and advertising efforts.  The founder of Opt-In, joined the Company on May 31, 2012 as the president of Intech Ventures and as the Chief Technology Officer of the Company.  Opt-in has been the primary focus of the Company since its formation.

On September 11, 2013, the Company announced the acquisition of all of the outstanding shares of Live Riot Inc., a Delaware corporation (the “LR Acquisition Agreement”, “Live Riot”).  Under the agreement, Live Riot became a wholly owned subsidiary of the Company.  The terms of the agreement called for the delivery of 3,000,000 shares of the Company’s common stock to three stockholders of Live Riot (the “LR Shareholders”) for all the issued and outstanding shares of Live Riot in a tax-free reorganization pursuant to Section 368(b) of the Internal Revenue Code. In addition, the Live Riot Shareholders were granted 1,500,000 options to purchase shares of the Company's common stock.  These options have a term of seven years and a strike price of $0.13 per share, which was the closing trading price of shares of the Company's common stock on September 11, 2013.  Upon the launch of the LiveRiot(TM) app integrated with certain of the Company's technology, the Live Riot Shareholders will be granted an additional  750,000 options to purchase shares of the Company's common stock at a strike price equal to the closing price of the Company's stock on the trading day prior to the date of the launch. The agreement also called for the execution of employment agreements between the LR Shareholders and the Company having terms of three years and specifying annual compensation of not less than $100,000 per year per employee.

Subsequent to the acquisition of Live Riot, the LR Shareholders were to deliver the assignment to the Company of a certain provisional patent that had been filed under their individual names (the "LR Patent Assignment").  The LR Shareholders failed to perform under the terms of the LR Patent Assignment.  Pending such performance, the Company had withheld delivery to the LR Shareholders the equity specified in the LR Acquisition Agreement.  The Company terminated the acquisition of Live Riot, and the respective employment agreements, on December 20, 2013.

On January 30, 2014, the Company formed its wholly owned subsidiary PayUp, Inc. to develop and market its mobile payments solutions.  The PayUp technologies and solutions integrate with our Opt-in SMART technologies and solutions.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries (AcXess, which was discontinued in June of 2009), and EPMG, Inc. and SoftSale, Inc. (which were inactive at March 1, 2010 and remain so).  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less.

Income Taxes (Benefits)
We compute income taxes in accordance with FASB ASC Topic 740, Income Taxes.  Under ASC 740, provisions for income taxes are based on taxes payable or refundable during each reporting period and changes in deferred taxes.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.   Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.  Deferred taxes are classified as current or non-current depending on the classifications of the assets and liabilities to which they relate.   Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.   If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

We follow the guidance in FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Management does not believe it has taken any uncertain tax positions on any of its open income tax returns that would have materially distorted the Company’s financial statements.  The Company uses methods of accounting which are based on established income tax principles approved in the Internal Revenue Code and are properly calculated and reflected within its income tax returns.  In addition, the Company has filed income tax returns in all applicable jurisdictions in which it had material nexus warranting an income tax return filing.

Management evaluates the validity of its conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause them to change their judgment regarding the likelihood of a tax position’s sustainability under examination.

At March 31, 2010, the Company’s federal and state income tax returns would normally only be subject to audit under the statute of limitations by the Internal Revenue Service and/or various state taxing authorities for years ending after after March 31, 2007.  However, certain other years in which the Company used net operating loss carryforwards, and/or generated net operating losses which still are available to offset future taxable income remain subject to audit by such regulatory bodies.

Revenue Recognition
The Company recognizes revenue when the following criteria is met : (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

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

Earnings per Common Share
Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares is adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.

At March 31, 2010 and 2009, options and warrants to purchase 12,064,285 and 22,488,869 shares of common stock, respectively, at exercise prices ranging from $0.05 to $0.30 per share were outstanding, but were not included in the computation of diluted earnings per share as their effect would be antidilutive.  Further, at March 31, 2010 and 2009, 85,812,357 and 204,545,455 shares of common stock, respectively, convertible from Preferred Stock and associated dividends, were not included in the computation of diluted earnings per share as their effect would be antidilutive.  Also, at March 31, 2010 and 2009, 8,928,571 shares of common stock from convertible debentures were not included in the computation of diluted earnings per shares as their effect would be antidilutive.

Stock-Based Compensation
The Company recognizes the cost of stock options and restricted stock in accordance with the FASB Codification Section 718. which requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

The Company may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value. The stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

Reclassifications
Certain amounts included in the accompanying 2009 financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the Company’s net assets or net loss.

Recent Accounting Standards
The Company does not believe that any recently issued accounting pronouncements will have a material affect on its financial statements.

2.	LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a loss of $6,243,384 from inception (January 12, 2005) through March 31, 2010, and has working capital and stockholder deficits of $2,304,395 at March 31, 2010. The Company currently has no revenue generating operations and expects to incur substantial operating expenses in order to expand its business. As a result, the Company expects to incur operating losses for the foreseeable future. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Management intends to continue to finance operations through financing activities as well as to seek potential acquisitions that have positive cash flows; however, there can be no assurance of successful financing or acquisition activity in the future.

3.	NOTE RECEIVABLE

On June 19, 2009, the Company sold AcXess to the AcXess management team.  The Company issued a Secured Promissory Note in the principal amount of $500,000, with an 8% interest rate, interest and principal are due on June 19, 2012.  The note contains a prepayment discount schedule that allows for gradually decreasing discounts beginning with a maximum prepayment discount of $350,000 if $150,000 is paid within three months of the June 19, 2009 issue date.  The Company has secured the note with all of the assets of AcXess pursuant to a separate Security Agreement.  The Company considered it probable that the maximum discount will be taken and recorded the note at the amount of $150,000 on its balance sheet at June 30, 2009. The Company ceased recognizing interest income on this note in July 2009; a total of $1,205 in interest income was accrued during the three months ended June 30, 2009.  At March 31, 2010, the Company considered it unlikely that this note will be collectable, and a reserve in the amount of $150,000 was recorded during the year ended March 31, 2010.

Note Receivable - Subsequent Events
On January 31, 2011, the Company and the AcXess management team executed an agreement termed "Satisfaction and Discharge of Promissory Note - Release of Security Interest/Final Settlement" wherein the Secured Note was cancelled in return for a payment of $14,000 to the Company and the release by both parties of all claims.

4.	ACQUISITION ACTIVITY

The WEB Channel Network, LLC
On June 17, 2009, the Company purchased substantially all of the assets of The WEB Channel Network, LLC a Florida limited liability company (the “WEB Channel Acquisition”), and certain other assets of Robert W. Singerman, the manager and sole owner of Seller.  The Company also entered into an Employment Agreement with Mr. Singerman, Mr. Singerman also entered into a Non-Disclosure, Non-Competition, Non-Solicitation and Invention Agreement with the Company.

The Purchased Assets include substantially all of the assets of The Web Channel Network, including all of its intellectual property and its signed and pending production agreements.

The purchase price consisted of: (i) the Company’s agreement to make cash installment payments of $25,000 within 15 days of the June 17, 2009 sale and $75,000 prior to September 30, 2009; (ii) a promissory note in the amount of $500,000 payable over five years in annual installments of $100,000 in principal plus accrued interest, secured by all of the Purchased Assets pursuant to a Security Agreement (see Note 7); and (iii) stock purchase warrants of the Company for 5,000,000 shares of the Company’s common stock at an exercise price of $0.035 per share. The warrants were valued at an aggregate of $15,000 using the Black-Scholes valuation model using the following variables: Term of 5 years, risk-free interest rate of 0.5%, volatility of 461%.

The Merger has been accounted for under the acquisition method of accounting. After considering all the relevant factors in determining the acquiring enterprise, including, but not limited to, relative voting rights, composition of the board of directors and senior management, and the relative size of the companies, the merger was deemed an acquisition and the Company was treated as the acquiring entity for accounting and financial reporting purposes.

A summary of the components of the estimated purchase price for the acquisition, is as follows:

Cash payments due within ninety days of the acquisition date	$100,000
Note payable	500,000
Warrants	15,000
Total	$615,000

Acquisition Activity - Subsequent Events
On May 13, 2011, the Company and Mr. Singerman agreed to rescind the WEB Channel Network acquisition described above (the “WEB Channel Rescission Agreement”).  The principal terms of the WEB Channel Rescission Agreement include the following:  The parties agreed to settle any and all claims both known and unknown for the total amount of $70,000  payable to Robert W. Singerman.  The consideration was a convertible note with interest at 10% per annum, a maturity date of November 13, 2011 and an option to convert in part or in whole to common shares of Innovative Software Technologies, Inc. based on a conversion rate of $0.035 per share. The assets of The WEB Channel Network, LLC previously conveyed to Innovative Software Technologies, Inc. were returned unencumbered free and clear to Robert W. Singerman.  The promissory note is currently in default. The WEB Channel Rescission Agreement was treated for accounting purposes as a recognized subsequent event pursuant to the FASB Codification section 855 and, as such, no entries are presented for this transaction in the Company’s financial statements for the period ended March 31, 2010.

On September 11, 2013, the Company announced the acquisition of all of the outstanding shares of Live Riot Inc., a Delaware corporation (“Live Riot”).  Under the agreement, Live Riot became a wholly owned subsidiary of the Company.  The terms of the agreement called for the delivery of 3,000,000 shares of the Company’s common stock to three stockholders of Live Riot for all the issued and outstanding shares of Live Riot in a tax-free reorganization pursuant to Section 368(b) of the Internal Revenue Code. In addition, the Stockholders were granted 1,500,000 options to purchase shares of the Company's common stock.  These options have a term of seven (7) years and a strike price of $0.13 per share, that being the closing trading price of shares of the Company's common stock on September 10, 2013.  Upon the launch of the LiveRiot(TM) app integrated with certain of the Company's technology, the Stockholders will be granted a further 750,000 options to purchase shares of the Company's common stock at a strike price equal to the closing price of the Company's stock on the trading day prior to the date of the launch. The agreement also called for the execution of employment agreements between the Stockholders and the Company having a term of three (3) years and specifying annual compensation of not less than $100,000 per year per employee.

Subsequent to the acquisition of Live Riot, the former shareholders of Live Riot (the "LR Shareholders") were to deliver the assignment to the Company of a certain provisional patent that had been filed under their individual names (the "Assignment").  The LR Shareholders failed to deliver the Assignment.  Pending the delivery of the Assignment, the Company had withheld delivery to the LR Shareholders the equity specified in the Agreement.  The Company has terminated the acquisition of Live Riot.

On July 22, 2014, the Company signed a non-binding letter of intent with SLM (“LOI”). The proposed transaction contemplated by the LOI, which is subject to certain conditions precedent set forth in the LOI, is that SLM will acquire all of the issued and outstanding capital stock (“Shares”) or all of the operating assets and intellectual property rights (“Assets”) of INtech Ventures, Inc., a Florida corporation and wholly owned subsidiary of the Company, (“INtech”), which acquisition (“Acquisition”) shall be subject to the terms and conditions in the letter of intent attached as an exhibit to the Company's filing on Form 8-K dated July 23, 2014, and the terms contained in a written definitive purchase agreement to be negotiated by the Company and SLM (the “Definitive Purchase Agreement”).  The Company is obligated under the LOI to complete the audit of INTech within 45 days of the Effective Date of the LOI (“Audit”).  As of the date of this filing the audit has not been completed.  After the completion of the Audit, and subject to the conditions in the LOI, the parties shall conclude an appropriate due diligence review for the Acquisition and the parties shall in good faith diligently seek to negotiate the terms and conditions of the Definitive Purchase Agreement based on the results of the Audit and a mutually acceptable fair valuation of the Shares and Assets of INtech (“Valuation”). The consummation of the Acquisition depends on whether the Company and SLM can reach agreement on the terms of the Definitive Purchase Agreement.

5.	SALE OF ACXESS

On June 19, 2009, the Company reached a revised agreement with the AcXess management team.  Pursuant to this revised agreement, the Company sold all of its shares of capital stock of AcXess to the AcXess management team in exchange for:

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

The follow table illustrates the components of the sale of AcXess:

Assets sold	$(27,540)
Liabilities assumed	271,277
Net liabilities assumed by AcXess managers	243,737
Common stock returned for cancellation	13,433
Other	6,444
Note receivable issued to the Company	150,000
Gain on the sale of AcXess	$413,614

At March 31, 2010, the Company considered it unlikely that this note will be collectable, and a reserve in the amount of $150,000 was recorded during the year ended March 31, 2010.

Sale of AcXess - Subsequent Events
On January 31, 2011, the Company and the AcXess management team executed an agreement termed "Satisfaction and Discharge of Promissory Note - Release of Security Interest/Final Settlement" wherein the Secured Note was cancelled in return for a payment of $14,000 to the Company and the release by both parties of all claims.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31,
	2010	2009

Trade payables	$155,696	$44,601
Accrued for legal settlement	69,975	69,975
Estimated reserve for product returns	-	569,031
Payable related to acquisition	30,027	-
Total	$255,698	$683,607

During the year ended March 31, 2010, the Company made the determination that the estimated reserve for product returns was over-accrued in the amount of $569,031 and that the statute of limitations for these accruals had expired. The reserve was adjusted to $0 during the year ended March 31, 2010 and the amount of $569,031 was recorded as a gain on the de-recognition of accrued expenses.

7.	ACCRUED INTEREST

Accrued interest at March 31, 2010 and 2009 consisted of the following:

	March 31,
	2010	2009
Convertible Debenture	$269,726	$180,466
Xalles Note	44,310	18,628
Other Notes	13,262	-
Total	$327,298	$199,094

8.	ACCRUED OFFICER SALARIES

The amounts of accrued salaries due to officers is summarized below:

	March 31,
	2010	2009

Mr. Ellett	$59,500	$59,500
Mr. Floyd	-	7,000
Mr. Rudman	110,000	50,000
Mr. Singerman	6,250	-
Total	$175,750	$116,500

Accrued Officer Salaries - Subsequent Events
On September 14, 2011, Mr. Rudman's then accrued salary of $165,000 was assumed by Aspen Capital Partners, LLC, an entity controlled by Peter Peterson (see Note 11, Payable to Related Party) and mutual releases were executed.  This increased Payable to Related Party by $165,000.  Mr. Singerman's accrued salary was written off as part of the "Offer of Rescission and Compromise Settlement" agreement executed on May 13, 2011 (see Note 4 Acquisition Activity - Subsequent Events).  The accrued salary for Mr. Floyd was written-off on March 31, 2010.

9.	PENALTY FOR LATE REGISTRATION OF SHARES

Pursuant to a convertible note agreement, the Company was obligated to file a registration statement covering the shares of stock underlying the note under a registration rights agreement, dated December 22, 2006. The deadline for filing the registration statement under the Securities Act was April 22, 2007.  We were unable to file the registration statement due to a lack of adequate funds.  This registration agreement contains a liquidated damages clause should the Company fail to achieve this registration by certain deadlines. The deadlines were not met, and the Company became liable for liquidated damages in the amount of $81,140. This liability is outstanding as March 31, 2010 and 2009.

10.	PREFERRED STOCK LIABILITY

At March 31, 2009, the number of shares of common stock issuable for the conversion of preferred stock exceeded the number of shares of common stock authorized.  The Company reclassified of 19.3% the total value of its preferred shares, or $86,850, to current liabilities on its balance sheet at March 31, 2009.  The Company also calculated the value of the beneficial conversion feature associated with this liability at $4,571, and charged this amount to operations and to additional paid-in capital at March 31, 2009.  There was no such liability at March 31, 2010.

11.	PAYABLE TO RELATED PARTY

Peter Peterson, personally and through entities controlled by him, Aspen Capital, Pointe Capital and B2 Opportunity Fund (collectively, “Peterson”), controls a significant number of shares of the Company and therefore is considered a related party.  The Company has liabilities to Peterson for (a) consulting fees for services performed by Peterson and (b) advances made to the Company by Peterson.  Advances accrue interest at the rate of 10% per annum.  During the years ended March 31, 2010 and 2009, we accrued interest in the amount of $7,607 and $3,715, respectively, for these cash advances.

The amounts owed to Peterson at March 31, 2010 and 2009 are summarized in the table below.

	March 31,
	2010	2009

Accrued Consulting - Aspen Capital	$75,000	$-
Accrued Consulting Fees - Pointe Capital	18,700	-
Note Payable - Aspen Capital	65,809	79,742
Advances from Peterson	10,000	10,000
Accrued interest - related party	12,179	4,570
Total	$181,688	$94,312

Payable to Related Party - Subsequent Events
On September 14, 2011, Peterson assumed accrued payroll due to Mr. Rudman in the amount of $165,000 and Mr. Rudman released the Company from any liability.

On December 10, 2010, Peterson and Xalles, Ltd., reached an agreement whereby Peterson assumed the Company’s liability to Xalles in the amount of $221,133.

On September 28, 2011 the amount owed by the Company to Peterson was $238,581.  The board approved the conversion of that debt to restricted shares of the Company's common stock at a conversion price of $0.003 per share, the closing trading price of the Company's common stock on that date, resulting in the issuance of 79,527,000 shares.

12.	NOTES PAYABLE

Xalles Note
On April 14, 2008, the Company issued a promissory note (the “Xalles Note”) to the benefit of Xalles in the amount of $158,079 pursuant to the conversion of an advance made to the Company by Xalles.  The outstanding principal amount of the Note bears interest beginning on April 14, 2008, calculated on the basis of a 360-day year for the actual number of days elapsed through the actual payment date at the following rates of interest: eight percent (8%) per annum through June 15, 2008; ten percent (10%) per annum through August 16, 2008, twelve percent (12%) per annum through October 17, 2008; and fourteen percent (14%) per annum through December 18, 2008.  This Note may be prepaid, either in whole or in part, at any time without penalty.  The outstanding principal balance of this Note, plus accrued but unpaid interest, was due and payable on December 18, 2008 and is in default at March 31, 2010 and 2009.

2009 Short Term Notes
In July and August 2009, the Company was loaned the amounts of $50,000 and $25,000, respectively, pursuant to a ninety day note payable agreement (“Short Term Note Payable A”).  Interest accrued at the base rate of 12% per annum and at a default rate of 18%. This note was not repaid on the due date of October 15, 2009 on that date the note entered default status and began to accrue interest at the rate of 18%.  As of March 31, 2010 this note is in default.  Principal in the amount of $75,000 and accrued interest in the amount of $8,281 are carried on the Company’s balance sheet at March 31, 2010.

In August 2009, the Company was loaned the amount of $50,000 pursuant to a sixty-day note payable agreement (“Short Term Note Payable B”).  Interest accrued at the base rate of 12% per annum and at a default rate of 18%. This note was not repaid on the due date of October 10, 2009 on that date the note entered default status and began to accrue interest at the rate of 18%.  As of March 31, 2010 this note is in default.  Principal in the amount of $50,000 and accrued interest in the amount of $4,981 are carried on the Company’s balance sheet at March 31, 2010.

Notes Payable - Subsequent Events
On December 10, 2010, Peterson and Xalles, Ltd., reached an agreement whereby the Company's liability to Xalles in the amount of $221,133 was assumed by Peterson (see Note 11, Payable to Related Party - Subsequent Events).

Short Term Note Payable A was paid by Peterson in December 2012.  Short Term Note Payable B is outstanding.

During the period from April 1, 2010, to March 31, 2011, the Company raised $651,500 in a convertible notes offering with seven accredited investors. The notes have an interest rate of 20% per annum, a term of three months and a conversion rate of $0.05 per share.  All notes were in default at maturity and the Company negotiated an extension in return for increasing the principal of the notes to a total of $696,650.  During the fiscal year ending March 31, 2014, B2 Opportunity Fund, LLC, a related party (see Note 11 Related Party Payable) paid $200,000 in principal to two investors and the Company issued 2,000,000 restricted shares of its common stock to settle outstanding debt of $210,000 in principal and $132,528 in accrued interest.  The five remaining notes remain outstanding and in default.  Warrants to purchase common stock were issued in conjunction with the note issuances having a strike price of $0.025 per share with 50% warrant coverage and a term of one year.  All warrants have expired as of the date of this filing.

During the period from March 15, 2013, to the date of this filing, the Company raised $363,500 in a convertible notes offering with thirteen accredited investors. The notes have an interest rate of 10% per annum, a term of one year, a conversion rate of $0.10 per share, and carry warrants to purchase common stock at $0.15 per share with a 50% warrant coverage and a term of one year.  These notes are outstanding as of the date of this filing.

13.	CONVERTIBLE DEBENTURE

Convertible Notes and Common Stock Warrants
On December 22, 2006, the Company entered into a securities purchase agreement with an accredited investor (the “Investor”) for the sale of $1,000,000 Convertible Debentures (the “Debentures”). The Debentures are convertible into shares of the Company’s common stock at a price of $0.112 per share.  In connection with the Agreement, the Investor received (i) a warrant to purchase 8,928,571 shares of common stock (“Long-Term Warrants”) exercisable at $0.30 and (ii) a warrant to purchase 1,785,714 shares of common stock (“Short Term Warrants”) exercisable at $0.143 per share. The Long Term Warrants and the Short Term Warrants are exercisable for a period of four years from the date of issuance and the earlier of (i) December 22, 2007 and (ii) the date a registration statement(s) covering the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the SEC (the “Initial Exercise Date”) and on or prior to the close of business on the four month anniversary of the Initial Exercise Date, respectively. The Debentures are convertible at the option of the note holder into shares of common stock at a price of $0.112 per share.

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

Warrants are accounted for as a derivative discount to the debentures and accordingly, the initial fair value of the warrants was $964,286. The fair value of the warrants was determined using the Black-Scholes valuation model, based on the market price of the common stock on the dates the warrants were issued, an expected dividend yield of 0%, a risk-free interest rate based on constant maturity rates published by the U.S. Federal Reserve, applicable to the life of the warrants, expected volatility of 114% (based on analysis of historical stock prices of the Company and its selected peers), and the five year and four year life of the warrants relating to the Debentures.

The discount from the face amount of the Debentures represented by the value assigned to the warrants and bifurcated derivative instruments is being amortized over the period to the due date of the Debentures, using the effective interest method. Amortization related to the Debentures for the twelve months ended March 31, 2010 and 2009 was $664,595 and $265,011, respectively.

A summary of the Debentures and unamortized discount at March 31, 2010 and March 31, 2009, is as follows:

	March 31,	March 31,
	2010	2009
Debenture; 4% per annum (increased to 9%
per annum in July 2007); due December 22, 2009)	$1,000,000	$1,000,000
Less: Unamortized discount	-	(664,595)
Net carrying value	$1,000,000	$335,405

The Registration Rights Agreement contains a “Liquidating Damages” provision, whereby the Company is obligated to file a registration statement covering the Securities within 60 days of the Purchase Agreement, and cause such registration statement to become effective within 90 days of the Purchase Agreement.  If either of these deadlines is not met, the Company incurs a penalty in the amount of 2% per month of the aggregate purchase price of the securities.  The Company filed such registration statement within the 60 day period, but the registration statement did not become effective until 123 days after the Purchase Agreement, and the Company incurred liquidated damages in the amount of $81,140. The Purchase Agreement became effective on July 23, 2007, which was 123 days after the agreed upon date in the Purchase Agreement, March 22, 2007.   This penalty is payable in cash and was shown as accrued liabilities on the Company’s balance sheet at June 30, 2009 and March 31, 2009.

Convertible Notes and Common Stock Warrants - Subsequent Events.
The Debentures are in default as of the date of this filing.  The Company is in discussions with the Investor in order to negotiate a mutually agreeable settlement.  However there can be no assurances that such negotiations will be successful.

14.	STOCKHOLDERS' EQUITY

Common Stock
The Company has authorized 300,000,000 shares of common stock, $0.001 par value; at March 31, 2010, a total of 99,036,851 shares are issued and outstanding.

On June 19, 2009, pursuant to the terms of the AcXess Sale Agreement, the Company cancelled 4,477,348 shares of stock previously held by the managers of AcXess.  The Company recorded the fair value of these shares of $13,433 as a component of the gain on the sale of AcXess (see note 5).

Convertible Preferred Stock
The Company has 25,000,000 shares of preferred stock authorized and has designated 1,500,000 shares as $1.00 stated value Series A Preferred and 3,000,000 shares as $1.00 stated value Series B Preferred, of which 450,000 and -0- shares, respectively, are issued and outstanding as of March 31, 2010 and 2009. Series A and Series B Preferred Stock (collectively "Preferred Stock") have the same terms and conditions. The Preferred Stock is (i) entitled to cumulative dividends at a rate of 4.0% of the liquidation value ($1.00 per share), (ii) convertible at any time into common stock at a rate of 95% of the average closing market price of the common stock for five days preceding conversion, (iii) redeemable at any time by the Company for $1.00 per share, and (iv) entitled to one vote per share.  As of March 31 2010, the outstanding Series A Preferred has a calculated conversion price of $0.0052 per share of common equivalent to 85,812,357 of common stock.

At March 31, 2010 and 2009, the Company had 450,000 shares of preferred stock outstanding.   The Company has accrued 4% or $18,000 per year of undeclared preferred stock dividends. As of March 31, 2010 and 2009, the Company has a total of $67,500 and $49,500, respectively, in undeclared preferred stock dividends.

Equity Incentive Plan:
On August 9, 2006, the Company adopted the Innovative Software Technologies, Inc. 2006 Equity Incentive Plan (the "Plan"). An aggregate of 20 million shares of common stock is authorized for issuance under the Plan. Options must terminate no later than the tenth (10th) anniversary of the date of grant, and each incentive stock option granted to any 10% Owner-Employee (as defined in the Plan) must terminate no later than the fifth (5th) anniversary of the date of grant. The Company accounts for stock-based compensation using the fair value method and estimates the fair value of each option grant on the grant date using an option-pricing model.

On August 24, 2007, the Company adopted the Innovative Software Technologies, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). An aggregate of 60 million shares of common stock is authorized for issuance under the 2007 Plan. The Company accounts for stock-based compensation using the fair value method and estimates the fair value of each option grant on the grant date using an option-pricing model. During the years ended March 31, 2010 and 2009, the Company recognized $2,999 and $165,150, respectively, in stock-based compensation.

There were no stock options outstanding at March 31, 2010.  A summary of the Company's stock option 2006 and 2007 Plans as of March 31, 2009 is presented below:

		Weighted	Weighted average		Weighted average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
prices	outstanding	life (years)	options	exercisable	options

$0.14	5,978,349	2.3	$0.14	5,978,349	$0.14
Total	5,978,349	2.3	$0.14	5,978,349	$0.14

	Options	Weighted Average Exercise Price
Outstanding at March 31, 2008	40,887,349	$0.08
Issued	-	-
Exercised	-	-
Forfeited or expired	(34,909,000)	0.06
Outstanding at March 31, 2009	5,978,349	$0.14
Issued	-	-
Exercised	-	-
Forfeited or expired	(5,978,349)	0.14
Outstanding at March 31, 2010	-	$-

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2010 and 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.01 as of March 31, 2010 and 2009, and the exercise price multiplied by the number of options outstanding. As of March 31, 2010, total unrecognized stock-based compensation expense related to stock options was $-0-.  The total stock-based compensation expense for the years ended March 31, 2010 and 2009 was $2,999 and $165,150, respectively.

All options were granted at exercise prices that either equaled or exceeded fair market value at the respective dates of grant. No options had been granted to a 10% Owner-Employee.

During the year ended March 31, 2009, the Company used the Black-Scholes method to value options issued. The significant assumptions made were as follows:

Expected life of award (years)	3
Risk free interest rate range	0.40%
Expected volatility range	798.93%
Expected dividend yield	0.00%

The expected life of the awards is based on the term of the option agreement. The risk free interest rate range is based on the United States Treasury bill rate for the comparable term. The expected volatility is derived from the changes in the Company's historical common stock prices over a time frame similar to the expected life of the awards. The dividend yield is based on the Company's historical yield, which was considered a non-dividend paying equity assumption.

Warrants
A summary of the Company's warrants outstanding as of March 31, 2010, and the changes during the years ending March 31, 2010 and 2009, is presented below:

		Weighted	Weighted average		Weighted average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	warrants	contractual	outstanding	warrants	exercisable
prices	outstanding	life (years)	warrants	exercisable	warrants

$0.14	1,785,714	0.7	$0.14	1,785,714	$0.14
$0.18	1,350,000	1.8	$0.18	1,350,000	$0.18
$0.30	8,928,571	0.7	$0.30	8,928,571	$0.30
	12,064,285	0.8	$0.21	12,064,285	$0.21

	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2008	16,510,520	$0.20
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2009	16,510,520	$0.20
Issued	-	-
Exercised	-	-
Forfeited or expired	(4,446,235)	(0.05)
Outstanding at March 31, 2010	12,064,285	$0.26

Stockholders' Equity - Subsequent Events

As of the date of this filing the number of shares of common stock outstanding is approximately 218 million, an increase of approximately 119 million shares from March 31, 2010.  This increase was primarily due to (1) debt conversions in the amount of approximately $538,000, including the conversion of debt due to B2 Capital in the amount of $238,581, for 79,527,000 shares (see Note 11 - Payable to Related Party), (2) the exercise of warrants resulting in an issuance of 16 million shares of common stock with proceeds to the Company of approximately $180,000, (3) 10,000,000 shares issued for the acquisition of Intech Ventures, Inc. and (4) approximately 4 million shares issued for the payment of services.

15.	RELATED PARTY TRANSACTIONS

Included in the accompanying balance sheet at March 31, 2010 and 2009 is $59,500 and $59,500, respectively, in accrued salary due to the Company's former Chief Executive Officer, who resigned effective February 12, 2009.

During the year ended March 31, 2010 and March 31 2009, the Company accrued salary in the amount of $110,000 and $50,000 to the Company’s current Chief Executive Officer and Chief Financial Officer, whose tenure with the Company began on June 1, 2008.

The Company rents its primary office from Peterson (see Note 11 Related Party Payable).  This facility comprises approximately 200 square feet of office space at the cost of $1,000 per month. There is no formal lease, and the agreement is on a month-to-month basis.

16.	INCOME TAXES

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following (in thousands):

	Year Ended	Year Ended
	March 31,	March 31,
	2010	2009
Tax at U.S. statutory rate of 34%	$(128,000)	$(328,000)
Permanent differences	95,000	146,000
Change in valuation allowance	33,000	182,000
Income tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31, 2010	March 31, 2009
Deferred tax assets (liabilities):
Federal and state net operating loss	$1,913,000	$1,818,000
Other temporary tax differences	$(2,000)	$(2,000)
Total net deferred tax assets	1,911,000	1,816,000
Valuation allowance	(1,911,000)	(1,816,000)
Deferred tax asset, net	$-	$-

Due to the uncertainty of the Company’s ability to generate taxable income to realize its net deferred tax assets at March 31, 2010, a full valuation allowance has been recognized for financial reporting purposes. The Company’s valuation allowance for deferred tax assets increased by $95,000 during the year ended March 31, 2010. The increase in the deferred tax assets in 2010 was primarily the result of increasing net operating loss carry forwards during the year.

At March 31, 2010, the Company had federal net operating loss carry forwards of approximately $5.6 million for income tax reporting purposes, which begin to expire in 2026. The Company’s ability to utilize the carryforwards may be limited in the event of an ownership change as defined in current income tax regulations.

17.	COMMITMENTS AND CONTINGENCIES

(a) Leases:

The Company does not have any non-cancellable operating leases with initial terms in excess of one year as of March 31, 2010.

Rent expense under all operating leases for the year ended March 31, 2010, and 2009, was $6,000 and $13,177, respectively. As of March 31, 2010, our principal executive offices are located at 1413 South Howard Avenue, Suite 220, Tampa Florida, 33606. This office consists of approximately 200 square feet which we rent for $500 per month. There is no formal lease, and the office is rented on a month-to-month basis.

Leases - Subsequent Events

As of the date of this filing, the Company leases approximately 8,000 square feet of office space in Tampa, Florida under a 36-month lease entered into in November 2012.  Amounts paid and due under the lease are:

12 Months	Facilities
Ending	Lease
03/13/13	$56,695
03/13/14	65,608
03/13/15	42,262
$164,565

(b) Litigation:

Kansas City Explorers

The Company was a defendant in a lawsuit in the Circuit Court of Platte County, Missouri, "Kansas City Explorers vs. Innovative Software" Case no. 04CV82050 in which the claimant sought money for advertising which it alleged was due alleging damages of $50,028.  Judgment was entered in favor of the plaintiff against the Company in the amount of $69,975 on November 13, 2009.

Watters

On June 19th, 2014 INIV entered into a stipulated settlement agreement with Stephen Watters. INIV was unable to meet all of the terms of the settlement, as a result a judgment in the amount of $340,000 has been entered against INIV and other parties. Management believes that this dispute can still be settled to the mutual satisfaction of all parties.

(c)  Employment agreements

On August 15, 2012, the Company entered into a three-year employment agreement with Paul Mazzapica, the Company's Executive Vice-President and CEO of its Intech Ventures, Inc. wholly-owned subsidiary, which may be terminated upon 60 day notice by either party. Mr. Mazzapica is to receive an annual base salary of $150,000 a year.  However, until the Board of Directors determines that cash flow breakeven has occurred, Mr. Mazzapica will receive a salary of $24,000 per year.  Mr. Mazzapica is entitled to receive an increase to his base salary and receive certain bonuses if certain management business objectives are met by the Company during the 2014 and 2015 calendar years. Mr. Mazzapica also received 1,000,000 options to purchase shares of the Company's common stock at a strike price equal to $0.05 per share, the closing price per share of the Company’s common stock on the date of the employment agreement.  The options vest according to the following schedule: (1) 250,000 will vest on the six month anniversary of the date of the agreement, (2) 13,889 vest each month beginning on the 7th monthly anniversary of the date of the agreement and continuing on each monthly anniversary thereafter until the second anniversary and (3) 500,000 options are performance-based options and will vest according to performance in fiscal years 2014 and 2015.  The options expire on August 14, 2019.  Mr. Mazzapica's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Mazzapica will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

On July 29, 2013, the Company entered into a three-year employment agreement with Jake Wand, the Company's President which may be terminated upon 60 day notice by either party. Mr. Wand is to receive an annual base salary of $150,000 a year.  However, until the Board of Directors determines that cash flow breakeven has occurred, Mr. Wand will receive a salary of $24,000 per year.  Mr. Wand is entitled to receive an increase to his base salary and receive certain bonuses if certain management business objectives are met by the Company during the 2014 and 2015 calendar years. Mr. Wand also received 2,000,000 options to purchase shares of the Company's common stock at a strike price equal to $0.07 per share, the closing price per share of the Company’s common stock on the date of the employment agreement.  The options vest according to the following schedule: (1) 500,000 will vest on the six month anniversary of the date of the agreement, (2) 27,778 vest each month beginning on the 7th monthly anniversary of the date of the agreement and continuing on each monthly anniversary thereafter until the second anniversary and (3) 1,000,000 options are performance-based options and will vest according to performance in fiscal years 2014 and 2015.  The options expire on July 28, 2020.  Mr. Wand's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Wand will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

On October 11, 2013, the Company entered into a three-year employment agreement with Peter Peterson, the Company's Chief Executive Officer which may be terminated upon 60 day notice by either party.  Mr. Peterson is to receive an annual base salary of $150,000 a year.  However, until the Board of Directors determines that cash flow breakeven has occurred, Mr. Peterson will receive a salary of $24,000 per year.  Mr. Peterson is entitled to receive an increase to his base salary and receive certain bonuses if certain management business objectives are met by the Company during the 2014 and 2015 calendar years.  Mr. Peterson also received 2,000,000 options to purchase shares of the Company's common stock at a strike price equal to $0.165 per share, the closing price per share of the Company’s common stock on the date of the employment agreement.  The options vest according to the following schedule: (1) 500,000 will vest on the six month anniversary of the date of the agreement, (2) 27,778 vest each month beginning on the 7th monthly anniversary of the date of the agreement and continuing on each monthly anniversary thereafter until the second anniversary and (3) 1,000,000 options are performance-based options and will vest according to performance in fiscal years 2014 and 2015.  The options expire on October 10, 2020.  Mr. Peterson's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Peterson will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

On October 11, 2013, the Company entered into a three-year employment agreement with Christopher Floyd, the Company's Chief Financial Officer which may be terminated upon 60 day notice by either party.  Mr. Floyd is to receive an annual base salary of $150,000 a year.  However, until the Board of Directors determines that cash flow breakeven has occurred, Mr. Floyd will receive a salary of $24,000 per year.  Mr. Floyd is entitled to receive an increase to his base salary and receive certain bonuses if certain management business objectives are met by the Company during the 2014 and 2015 calendar years.  Mr. Floyd also received 1,600,000 options to purchase shares of the Company's common stock at a strike price equal to $0.165 per share, the closing price per share of the Company’s common stock on the date of the employment agreement.  The options vest according to the following schedule: (1) 400,000 will vest on the six month anniversary of the date of the agreement, (2) 22,222 vest each month beginning on the 7th monthly anniversary of the date of the agreement and continuing on each monthly anniversary thereafter until the second anniversary and (3) 800,000 options are performance-based options and will vest according to performance in fiscal years 2014 and 2015.  The options expire on October 10, 2020.  Mr. Floyd's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Floyd will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

On August 13, 2014, the Company entered into a three-year employment agreement with William Barrett Wellman as its President which may be terminated upon 60 day notice by either party.  Mr. Wellman is to receive an annual base salary of $120,000 a year.   Mr. Wellman is entitled to receive an increase to his base salary and receive certain bonuses if certain management business objectives are met by the Company during the 2014 and 2015 calendar years.  Mr. Wellman received an initial grant of 500,000 options to purchase shares of the Company's common stock at a strike price equal to $0.08 per share.  Mr. Wellman also received an additional grant of 2,000,000 options to purchase shares of the Company's common stock at a strike price of $0.08 per share which options vest 50% on the first anniversary, 25% on second anniversary and 25% on the third anniversary of the hire date.  The options expire on August 12, 2024.  Mr. Wellman's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Wellman will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

18.	SUBSEQUENT EVENTS

In the interest of readability, the Company has presented Subsequent Events activity as a part of the individual applicable notes to these financial statements above.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)           On September 25, 2013, the Board of Directors of Innovative Software Technologies, Inc. (the "Company") approved the Company's dismissal of PMB Helin Donovan, LLP ("Helin") as independent auditors for the Company and its subsidiaries.

Helin's reports on the Company's financial statements for the fiscal year ending March 31, 2009 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.  Helin's report for the year ended March 31, 2009 was modified to include an emphasis regarding uncertainty about our ability to continue as a going concern.

There have been no disagreements with Helin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Helin, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  None of the events described in Item 304(a)(1)(v) of Regulation S-K has occurred with respect to Helin.

(b)           On September 25, 2013, the Board of Directors approved the Company's engagement of Kingery & Crouse, P.A. ("K&C") as independent auditors for the Company and its subsidiaries.  The Company engaged K&C on September 25, 2013.

Neither the Company nor anyone on its behalf consulted K&C regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(2) of Regulation S-K (there being none).

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were not effective as a result of a material weakness in internal control over financial reporting as of March 31, 2010, as discussed below.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2010. Management’s assessment identified the following material weakness in internal control over financial reporting:

Management determined there were an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions and timely prepare financial statements.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2010 because of the material weakness described in the preceding paragraph. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has not been audited by Kingery & Crouse, PA, our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.                    OTHER INFORMATION

With respect to FY2010, we have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors. We are in the process of conducting audits and we may have disclosures under this Item 9B that are unknown to management as of the filing date of this Annual Report on Form 10-K.  Further, we are reviewing our financing activities to ascertain any disclosures required under this Item 9B and elsewhere with respect to Item 9B for fiscal years ended other than FY2010.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROLPERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Below are the names and certain information regarding our executive officers and directors for the fiscal year ended March 30, 2010.  Mr. Rudman resigned as Chief Executive Officer, Chief Financial Officer, Director and Secretary on September 28, 2011.

NAME	AGE	POSITION
Robert V. Rudman	61	Chief Executive Officer, Chief Financial Officer, Director & Secretary

As of March 14, 2014, the current officers and directors of the Company are:

NAME	AGE	POSITION
Barret Wellman	65	Chief Executive Officer, Chief Financial Officer

Jake Wand	33	President

Paul Mazzapica	55	Executive Vice-President

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS DURING FISCAL YEAR ENDED MARCH 31, 2010

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

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS DURING AS OF SEPTEMBER 29, 2014

The following are the senior officers, key personnel and director of the Company, as of September 29, 2014.

Barrett Wellman, Chief Executive Officer, Chief Financial Officer & Director

Mr. Wellman has over thirty years of combined experience as an accountant, controller, chief financial officer, chief information or technology officer and executive.  He started as an accountant with KMPG and then served as a controller or chief financial officer for The National Council on the Aging, Inc., SpaceQuest Communications, Inc., SecuriGuard, Inc., and other companies.  He was Chief Technology Officer for Raffa & Associates. Mr. Wellman has also acted as a financial/accounting consultant.   He received a M.B.A. from Marshall University and a B.S. in Business Administration from University of Charleston.

Jake Wand, President

Mr. Wand has worked in a variety of marketing and operational capacities through a number of startup and operating companies.  He has a passion for competition and a drive for success.  Mr. Wand’s vast knowledge of the entertainment and technology industries has resulted in his association with over 10 different start-up companies. Mr. Wand is part of the business development and advisory team for Music Mastermind, Inc. which was recently awarded the AlwaysOn Global 250 top Private Tech Companies of 2013.  Mr. Wand is a consultant for Zya, the music creation platform for Music Mastermind Inc., working directly with the CEO and President.  Mr. Wand was the founder and CEO of Play Hard Inc.  Mr. Wand has a love for extreme sports and competition and, is a member of the U.S. Ski and Snowboard Association (USSA) and competed on the summit freestyle team, Rocky Mountain Division 1998-2005.  He remains a licensed athlete and coach.  He is a member and competitor with the WERA Motorcycle Road Racing Association.

Paul Mazzapica, Executive Vice-President

Mr. Mazzapica has more than 25 years of sales, marketing and operations experience and is an accomplished entrepreneur. He has played an integral role in the restructuring of affinity marketing organizations, manufacturing businesses and third-party call centers. In addition, Mr. Mazzapica has started and sold several ventures, including Laser-Mate, which was purchased by office equipment giant Danka in 1995. Retained by Danka as a Senior Vice President, Mr. Mazzapica led a $250-million division with 400 employees to new revenue heights using his consolidation planning, and "share of wallet" strategies. While at Danka, Paul invented an asset management system for copiers and facsimile machines and was granted a patent by the U.S. Patent Office. Since his departure from Danka in December of 1999, Mr. Mazzapica founded sales and marketing consulting firm SEE Consulting.  Mr. Mazzapica has a strong knowledge of sales and marketing process, business process streamlining, social media and mobile marketing, call center applications, CRM and ECM software functionality/design and FRM database analysis

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our director serving as of March 22, 2014.

Name	Title	Qualifications
William Barrett Wellman	CEO & Chairman of the Board	•	Over 30 years of experience in CFO, CIO and other executive positions.

		•	Former accountant with KPMG

Family Relationships

There are no family relationships among our directors or officers.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

Based solely upon the written representations of our executive officers and directors and upon copies of the reports that they have filed with the Commission, during the year ended March 31, 2010, our executive officers and directors filed with the Commission on a timely basis all required reports relating to transactions involving shares of our common stock beneficially owned by them.

CORPORATE GOVERNANCE

During fiscal year ended March 31, 2010 and due to limited resources, the day-to-day business and financial affairs of the Company are managed by the two senior executive officers.  The Company has no other employees.  As of March 26, 2014, the Company has 14 employees and 4 executive officers, or a total of 18 employees.

THE BOARD’S ROLE IN RISK OVERSIGHT

The Board has overall and direct responsibility for overseeing risk assessment, protection and mitigation processes. The Board meets regularly to review and discuss specific risks facing us. Throughout the year, the Board meets from time to time to review and discuss with management our financial performance, strategic plans and prospects and other important issues facing us.

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

CODE OF ETHICS

On September 5, 2014, the Company adopted a formal written code of ethics that applies to its principal executive, financial and accounting officers (attached hereto as Exhibit 14.1).

DIRECTOR INDEPENDENCE

At March 31, 2010, Mr. Rudman was the Company’s sole director; he was not independent based on applicable standards.

As of the date of this filing date of this Annual Report on Form 10-K, W. Barrett Wellman is the Company's sole director; he is not independent.

We are seeking independent directors but we have been unsuccessful in FY2010 and thereafter because of the lack of business or a sustainable business, lack of directors and officers liability insurance, lack of key man insurance, past due filings under the Exchange Act and changes in management and business lines. This effort will continue in 2014.

LEGAL PROCEEDINGS

With respect to FY2010, none of the current directors or executive officers of the Company, or any associate of any such current directors or executive officers is a party to any material proceedings adverse to our Company or has a material interest adverse to the Company. In addition, none of the current directors or executive officers is a party to any proceedings that are material to the evaluation of the ability or integrity of such directors or executive officers. As of the filing date of this Annual Report on Form 10-K, there are no known legal proceedings against directors or officers.

STOCKHOLDER COMMUNICATION WITH THE BOARD OF DIRECTORS

Stockholders may communicate with the Board by sending a letter to our Board of Directors, 2802 North Howard Avenue, Tampa, Florida 33607, for submission to the board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Board of Directors or its designee for the sole purpose of determining whether the contents contain a message to one or more of our directors.  Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board will be forwarded promptly to the chairman of the Board, the appropriate committee or the specific director, as applicable.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers for FY2010 and two prior fiscal year end periods. We refer to all of these officers collectively as our "named executive officers."

Current Executive Compensation.  Compensation of our current executives, as of the filing date of this Annual Report on Form 10-K is set forth below.

Summary Compensation Table

								Change in
								Pension value &
							Non-Equity	Non-Qualified
Name &							Incentive Plan	Deferred	All Other
Principal				Stock		Option	Compensation	Compensation	Compensation
Position	Year	Salary ($)	Bonus ($)	Awards ($)		Awards ($)	($)	Earnings ($)	($)	Total ($)

Robert V. Rudman	2010	$60,000	$-	$-		$-	$-	$-	$-	$60,000
Chief Executive Officer (1)(2)	2009	$50,000	$-	$-		$-	$-	$-	$-	$50,000

Phillip Ellett, CEO (3)	2009	$73,500	$-	$35,000	(4)	$-	$-	$-	$-	$108,500
Former Chief Executive Officer	2008	$84,000	$-	$-		$625,343	$-	$-	$-	$709,343

Christopher J. Floyd (5)	2009	$17,500	$-	$31,500	(6)	$-	$-	$-	$-	$49,000
Former Chief Financial Officer	2008	$84,000	$-	$-		$223,337	$-	$-	$-	$307,337

(1)	On March 1, 2009, Mr. Rudman was appointed as our Chief Executive Officer and Chief Financial Officer.
(2)	On June 1, 2008, Mr. Rudman was appointed as our Chief Financial Officer.
(3)	On February 12, 2009, Mr. Ellett resigned as our Chief Executive Officer.
(4)	Issuance of 700,000 shares of common stock as payment for back salary.
(5)	On May 31, 2008, Mr. Floyd resigned as our Chief Financial Officer.
(6)	Issuance of 630,000 shares of common stock as payment for back salary.

Outstanding Equity Awards at Fiscal Year-End Table:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise price ($)	Option expirations date	Number of shares or Unites of Stock That have not Vested	Market Value of Shares of Units of Stock That Have Note Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None	-	-	-	-	-	-	-	-	-

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

EMPLOYMENT AGREEMENTS

Recent Employment Agreements

On August 15, 2012, the Company entered into a three-year employment agreement with Paul Mazzapica, the Company's Executive Vice-President and CEO of its Intech Ventures, Inc. wholly-owned subsidiary, which may be terminated upon 60 day notice by either party. Mr. Mazzapica is to receive an annual base salary of $150,000 a year.  However, until the Board of Directors determines that cash flow breakeven has occurred, Mr. Mazzapica will receive a salary of $24,000 per year.  Mr. Mazzapica is entitled to receive an increase to his base salary and receive certain bonuses if certain management business objectives are met by the Company during the 2014 and 2015 calendar years. Mr. Mazzapica also received 1,000,000 options to purchase shares of the Company's common stock at a strike price equal to $0.05 per share, the closing price per share of the Company’s common stock on the date of the employment agreement.  The options vest according to the following schedule: (1) 250,000 will vest on the six month anniversary of the date of the agreement, (2) 13,889 vest each month beginning on the 7th monthly anniversary of the date of the agreement and continuing on each monthly anniversary thereafter until the second anniversary and (3) 500,000 options are performance-based options and will vest according to performance in fiscal years 2014 and 2015.  The options expire on August 14, 2019.  Mr. Mazzapica's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Mazzapica will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

On July 29, 2013, the Company entered into a three-year employment agreement with Jake Wand, the Company's President which may be terminated upon 60 day notice by either party. Mr. Wand is to receive an annual base salary of $150,000 a year.  However, until the Board of Directors determines that cash flow breakeven has occurred, Mr. Wand will receive a salary of $24,000 per year.  Mr. Wand is entitled to receive an increase to his base salary and receive certain bonuses if certain management business objectives are met by the Company during the 2014 and 2015 calendar years. Mr. Wand also received 2,000,000 options to purchase shares of the Company's common stock at a strike price equal to $0.07 per share, the closing price per share of the Company’s common stock on the date of the employment agreement.  The options vest according to the following schedule: (1) 500,000 will vest on the six month anniversary of the date of the agreement, (2) 27,778 vest each month beginning on the 7th monthly anniversary of the date of the agreement and continuing on each monthly anniversary thereafter until the second anniversary and (3) 1,000,000 options are performance-based options and will vest according to performance in fiscal years 2014 and 2015.  The options expire on July 28, 2020.  Mr. Wand's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Wand will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

On August 13, 2014, the Company entered into a three-year employment agreement with Barrett Wellman, the Company's Chief Executive Officer, which may be terminated upon 60 day notice by either party.  Mr. Wellman is to receive an annual base salary of $120,000 a year.  Mr. Wellman is entitled to receive an increase to his base salary and receive certain bonuses if certain management business objectives are met by the Company during the 2014 and 2015 calendar years.  Mr. Wellman received a signing bonus in the form a a restricted stock grant of 500,000 shares of the Company's common stock, which stock is to be vested 90 following the start of Mr. Wellman's employment.  Mr. Wellman also received 2,000,000 options to purchase shares of the Company's common stock at a strike price equal to $0.08 per share.  The options vest according to the following schedule: (1) 1,000,000 will vest on the second annual anniversary of the date of the agreement and (2) 500,000 will vest on each of the third and fourth anniversaries of the date of the agreement.  The options expire on August 12, 2024.  Mr. Barrett's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Barrett will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

Past Employment Arrangements

On October 11, 2013, the Company entered into a three-year employment agreement with Peter Peterson, the Company's Chief Executive Officer which may be terminated upon 60 day notice by either party.  Mr. Peterson is to receive an annual base salary of $150,000 a year.  However, until the Board of Directors determines that cash flow breakeven has occurred, Mr. Peterson will receive a salary of $24,000 per year.  Mr. Peterson is entitled to receive an increase to his base salary and receive certain bonuses if certain management business objectives are met by the Company during the 2014 and 2015 calendar years.  Mr. Peterson also received 2,000,000 options to purchase shares of the Company's common stock at a strike price equal to $0.165 per share, the closing price per share of the Company’s common stock on the date of the employment agreement.  The options vest according to the following schedule: (1) 500,000 will vest on the six month anniversary of the date of the agreement, (2) 27,778 vest each month beginning on the 7th monthly anniversary of the date of the agreement and continuing on each monthly anniversary thereafter until the second anniversary and (3) 1,000,000 options are performance-based options and will vest according to performance in fiscal years 2014 and 2015.  The options expire on October 10, 2020.  Mr. Peterson's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Peterson will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.  Mr. Peterson resigned as Chief Executive Officer and as director on August 14, 2014.  There were no disagreements between the Company and Mr. Peterson.

On October 11, 2013, the Company entered into a three-year employment agreement with Christopher Floyd, the Company's Chief Financial Officer, which may be terminated upon 60 day notice by either party.  Mr. Floyd is to receive an annual base salary of $150,000 a year.  However, until the Board of Directors determines that cash flow breakeven has occurred, Mr. Floyd will receive a salary of $24,000 per year.  Mr. Floyd is entitled to receive an increase to his base salary and receive certain bonuses if certain management business objectives are met by the Company during the 2014 and 2015 calendar years.  Mr. Floyd also received 1,600,000 options to purchase shares of the Company's common stock at a strike price equal to $0.165 per share, the closing price per share of the Company’s common stock on the date of the employment agreement.  The options vest according to the following schedule: (1) 400,000 will vest on the six month anniversary of the date of the agreement, (2) 22,222 vest each month beginning on the 7th monthly anniversary of the date of the agreement and continuing on each monthly anniversary thereafter until the second anniversary and (3) 800,000 options are performance-based options and will vest according to performance in fiscal years 2014 and 2015.  The options expire on October 10, 2020.  Mr. Floyd's salary and bonus schedule will be reviewed by the Board of Directors on an annual basis. During the term of his employment and for a period thereafter, Mr. Floyd will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.  Mr. Floyd resigned as CFO on May 12, 2014.  There were no disagreements between the Company and Mr. Floyd.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of September 8, 2014, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

COMMON STOCK

	Class of	Amount	Percent
Name	Security	Owned (1)	of Class (2)

B2 Opportunity Fund, LLC (3)	Common	56,443,140	25.8%
606 S Ninth Street
Las Vegas, NV 89101

Peter M. Peterson (4)	Common	5,151,697	3.2%
Former CEO and Chairman
2802 North Howard Avenue
Tampa, FL 33607

Christopher J. Floyd (5)	Common	8,796,874	4.7%
Former CFO and Secretary
2802 North Howard Avenue
Tampa, FL 33607

Paul Mazzapica	Common	10,000,000	5.0%
Chief Technical Officer
2802 North Howard Avenue
Tampa, FL 33607

Robert V. Rudman (6)	Common	1,000,000	0.5%
Former Chief Executive & Financial Officer
9630 Via Grandezza East
Wellington, Florida 33411

Philip D. Ellett (7)	Common	1,782,824	0.8%
Former Chief Executive Officer & Director
15900 Soleil Court
Austin, TX 78734

All Officer and Directors as a group (3 persons)	Common	80,391,711	38.1%

Individuals holding 5% or more	Common	66,443,140	30.7%

All total	Common	83,174,535	39.3%

Footnotes:

(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.
(2) Based upon 218,746,392 shares of common stock outstanding as of March 26, 2014 and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities within 60 days of March 10, 2014.
(3) B2 Opportunity Fund, LLC (“B2”) has direct ownership of 56,443,140 shares.  The general partner is Peter M. Peterson.
(4) Peter M. Peterson, Chief Executive Officer and director of the Company, has direct ownership of 5,151,697 shares, but as a member of the general partner of B2 Opportunity Fund, LLC, he has the right to vote all shares held by B2, thus 56,443,140 shares have been added to his total.
(5) Mr. Floyd resigned his position effective May 12, 2014
(6) Mr. Rudman resigned his position effective June 19, 2010.
(7) Mr. Ellett resigned his position effective February 12, 2009.

SERIES A PREFERRED STOCK

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
(2) Based upon 450,000 shares of Series A Preferred Stock outstanding as of March 10, 2014, and, with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities within 60 days of March 10, 2014.

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Peter Peterson is our Chief Executive Officer and sole director as of the filing date of this Annual Report on Form 10-K.  Peterson, personally and through entities controlled by him, Aspen Capital, Pointe Capital and B2 Opportunity Fund (collectively, “Peterson”), controls a significant number of shares of the Company.  The Company has liabilities to Peterson for (a) consulting fees for services performed by Peterson and (b) advances made to the Company by Peterson.  Advances accrue interest at the rate of 10% per annum.  During the years ended March 31, 2010 and 2009, we accrued interest in the amount of $7,607 and $3,715, respectively, for these cash advances.

The amounts owed to Peterson at March 31, 2010 and 2009 are summarized in the table below.

	March 31,
	2010	2009

Accrued Consulting - Aspen Capital	$75,000	$-
Accrued Consulting Fees - Pointe Capital	18,700	-
Note Payable - Aspen Capital	65,809	79,742
Advances from Peterson	10,000	10,000
Accrued interest - related party	12,179	4,570
Total	$181,688	$94,312

On September 14, 2011, Peterson assumed accrued payroll due to Mr. Rudman in the amount of $165,000 and Mr. Rudman released the Company from any liability.

On December 10, 2010, Peterson and Xalles, Ltd., reached an agreement whereby Peterson assumed the Company’s liability to Xalles in the amount of $221,133.

On September 28, 2011 the amount owed by the Company to Peterson was $238,581.  The board approved the conversion of that debt to restricted shares of the Company's common stock at a conversion price of $0.003 per share, the closing trading price of the Company's common stock on that date, resulting in the issuance of 79,527,000 shares.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

The following includes a summary of transactions in FY2010 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Due to changes in management and lack of full-time management from time to time in FY2010 and thereafter related party transactions were approved on the basis of arm’s length negotiations and an estimation of what was fair market value at the time of question.  As of the date of the filing of this Annual Report on Form 10-K, we are endeavoring to implement the following process for related party transactions.

As we seek to increase the size of our board of directors to include additional independent directors, we expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself from deliberations and approval of the transaction in which the interested director is involved.

Promoters and Certain Control Persons

Aspen Capital and Peter Peterson, a member of Aspen Capital, may be deemed as promoters for us from time to time during the past five years.  Peter Peterson may also be deemed a control person.  Peter Peterson, personally and through entities controlled by him, Aspen Capital, Pointe Capital and B2 Opportunity Fund (collectively, “Peterson”), controls a significant number of shares of the Company and therefore is considered a related party (See Note 11. Payable to Related Party above).

ITEM 14.                      PRINCIPAL AUDITOR FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-K and 10-Qs respectively, and for other services normally provided in connection with statutory filings were $28,000 and $64,000, respectively, for the fiscal years ended March 31, 2010 and March 31, 2009.

As used in this Item 14, the following terms have the stated meanings:  “Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

AUDIT-RELATED FEES

We did not incur any other fees for the years ended March 31, 2010 and March 31, 2009 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements that are not included in "Audit Fees".

TAX FEES

We did not incur any fees for tax compliance by our independent auditors during the fiscal years ended March 31, 2010 and March 31, 2009.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the fiscal years ended March 31, 2010 and March 31, 2009.  We incurred $3,000 in legal fees in March 2014 for the review of this Annual Report on Form 10-K.

PRE-APPROVAL POLICIES AND PROCEDURES

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Kingery & Crouse PA for our financial statements as of and for the year ended March 31, 2010.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

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

3.6	Certificate of Amendment to Articles of Incorporation filed on August 8, 2001 (9)

4.1	Specimen Certificate of Common Stock (incorporated by reference from Exhibit 4(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

4.2	Form of Investor Certificate (6)

4.3	Form of Promissory Note, dated October 16, 2006 (6)

4.4	Form of Warrant, dated October 16, 2006 (6)

4.5	Form of Convertible Debenture, dated December 22, 2006 (7)

4.6	Form of Long Term Warrant, dated December 22, 2006 (7)

4.7	Form of Short Term Warrant, dated December 22, 2006 (7)

10.1	Director Indemnification Agreement dated August 14, 2003 between Innovative Software Technologies, Inc. and Peter M. Peterson(2)

10.2	Director Indemnification Agreement dated August 4, 2003 between Innovative Software Technologies, Inc. and William E. Leathem(2)

10.3	Employment Agreement dated August 1, 2004 between Innovative Software Technologies, Inc. and Christopher J. Floyd.(4)

10.4	Innovative Software Technologies Inc. 2006 Equity Incentive Plan (5)

10.5	Form of Stock Option Award under 2006 Equity Incentive Plan (5)

10.6	Employment Agreement by and between Anthony F. Zalenski and Innovative Software Technologies, Inc., dated as of August 9, 2006 (5)

10.7	Employment Agreement by and between Thomas J. Elowson and Innovative Software Technologies, Inc., dated as of August 9, 2006 (5)

10.8	Form of Registration Rights Agreement, dated as of October 16, 2006 (6)

10.9	Form of Securities Purchase Agreement, dated as of December 22, 2006 (7)

10.10	Form of Registration Rights Agreement, dated as of December 22, 2006(7)

10.11	Employment Agreement by and between Philip Ellett and Innovative Software Technologies, Inc., dated as of August 9, 2006 (8)

14.1	Code of Ethics, dated September 5, 2014. Filed herewith.

16.1	Letter of Stark Winter Schenkein & Co., LLP, dated October 27, 2006 (incorporated by reference to Exhibit 161 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2006)

16.2	Letter of Lougheed, Scalfaro & Company LLC, dated February 8, 2006 (incorporated by reference to Exhibit 161 to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2006)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears the same exhibit number.

(2)	Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2004 which bears the same exhibit number.

(3)	Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears exhibit number 101.

(4)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2006

(5)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 15, 2006

(6)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 20, 2006

(7)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 29, 2006

(8)	Incorporated by reference from the exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 23, 2007

(9)	Incorporated by reference from the exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004 which bears the exhibit number 31.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INNOVATIVE SOFTWARE TECHNOLOGIES, INC.

Date: September 29, 2014	By:	/s/ W. Barrett Wellman
W. Barrett Wellman
Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Sole Director